Form 10-Q
period 1997-06-30
PSW TECHNOLOGIES INC
filed 1997-08-14
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR


|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

                        Commission file number 000-22327

                             PSW TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         74-279604
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas              78730
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (512) 343-6666

         Former name, former address and former fiscal year, if changed since last report.

      Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,847,831 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 1, 1997.

                             PSW TECHNOLOGIES, INC.

                        Index to June 30, 1997 Form 10-Q

                                                                            Page
                                                                            ----
                         Part I -- Financial Information

Item 1. Financial Statements...................................................3

        Condensed Balance Sheets -- June 30, 1997 and
        December 31, 1996......................................................3

        Condensed Statements of Operations -- Three Months and
        Six Months Ended June 30, 1997 and 1996................................4

        Condensed Statements of Cash Flows -- Six Months Ended
        June 30, 1997 and 1996.................................................5

        Notes to Condensed Financial Statements................................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..........................8

                          Part II -- Other Information

Item 1. Legal Proceedings.....................................................17

Item 2. Changes in Securities.................................................17

Item 3. Defaults upon Senior Securities.......................................17

Item 4. Submission of Matters to a Vote of Security Holders...................17

Item 5. Other Information.....................................................17

Item 6. Exhibits and Reports on Form 8-K......................................17

        Signatures............................................................19

                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PSW Technologies, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                   June 30,
                                                                     1997      December 31,
                                                                  (Unaudited)     1996
                                                                  -----------     ----
Assets
Current assets:
   Cash and cash equivalents                                       $  2,976     $  3,182
   Investments                                                       18,045           --
   Accounts receivable, net of allowance for doubtful
      accounts of $150                                                6,648        6,118
   Unbilled revenue under client contracts                              196          244
   Prepaid expenses and other current assets                            341          603
                                                                   --------     --------
Total current assets                                                 28,206       10,147
Property and equipment, net                                           3,541        1,796
                                                                   --------     --------
Total assets                                                       $ 31,747     $ 11,943
                                                                   ========     ========
Liabilities and stockholders' equity
Current liabilities:
   Note payable to bank                                            $     --     $  5,125
   Due to related party                                                  --          581
   Accounts payable and accrued expenses                              3,422        2,566
   Deferred revenue                                                     341          227
   Dividend payable                                                   1,400           --
   Income taxes                                                       1,575           --
                                                                   --------     --------
Total current liabilities                                             6,738        8,499
Deferred income taxes                                                   325

Stockholders' equity:
  Preferred stock, par value $.01 per share,
  1,000,000 shares authorized and
  none issued and outstanding at June 30,
  1997 and December 31, 1996                                             --           --
  Common stock, par value $.01 per share, 34,000,000
  shares authorized and 8,413,530 shares issued and
  outstanding at June 30, 1997 and 5,538,463 shares issued
  and outstanding at December 31, 1996                                   84           55
  Additional paid-in capital                                         24,885        4,187
  Deferred compensation                                                (453)        (641)
  Retained earnings (accumulated deficit)                               168         (157)
                                                                   --------     --------
Total stockholders' equity                                           24,684        3,444
                                                                   --------     --------
Total liabilities and stockholders' equity                         $ 31,747     $ 11,943
                                                                   ========     ========

                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                           Three Months Ended     Six Months Ended
                                                 June 30,             June 30,
                                          ----------------------------------------
                                             1997       1996       1997      1996
                                             ----       ----       ----      ----
Revenue                                   $ 10,702   $  6,950   $ 21,009   $ 13,487
Operating expenses:
   Technical staff                           5,450      3,741     10,734      7,297
   Selling and administrative staff          2,088      1,257      3,974      2,428
   Other expenses                            1,918      1,240      3,879      2,417
   Special compensation expense                 69         --        188         --
                                          --------   --------   --------   --------
Total operating expenses                     9,525      6,238     18,775     12,142
                                          --------   --------   --------   --------

Income from operations                       1,177        712      2,234      1,345

Interest expense, net                          (14)       (17)      (103)       (44)
                                          --------   --------   --------   --------
Income before provision for income taxes     1,163        695      2,131      1,301
                                          --------   --------   --------   --------
Provision for income taxes:
   Nonrecurring charge for termination
      of Subchapter S election               1,800         --      1,800         --
   C Corporation                               100         --        100         --
                                          --------   --------   --------   --------
Total provision for income taxes             1,900         --      1,900         --
                                          --------   --------   --------   --------

Net income (loss)                         $   (737)  $    695   $    231   $  1,301
                                          ========   ========   ========   ========
Pro forma information:
Historical income before provision for
   income taxes                           $  1,163   $    695   $  2,131   $  1,301
Pro forma provision for income taxes           442        264        810        494
                                          --------   --------   --------   --------
Pro forma net income                      $    721   $    431   $  1,321   $    807
                                          ========   ========   ========   ========

Pro forma earnings per share              $   0.10   $   0.06   $   0.19   $   0.12
                                          ========   ========   ========   ========

Weighted average common shares and
   equivalents outstanding                   7,506      6,881      7,091      6,881
                                          ========   ========   ========   ========

                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                               Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                             1997         1996
                                                             ----         ----
Operating activities
Net income                                                $    231     $  1,301
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Special compensation                                      188           --
     Depreciation and amortization                             363          184
     Bad debt expense                                           30           --
     Changes in operating assets and liabilities:
        Accounts receivable                                   (560)      (1,414)
        Due to/from related party                             (258)          --
        Unbilled revenue under customer contracts               48           (2)
        Prepaid expenses and other current assets              (61)          39
        Accounts payable and accrued expenses                  199          100
        Deferred revenue                                       114           --
        Income taxes                                         1,900           --
                                                          --------     --------
Net cash provided by operating activities                    2,194          208
                                                          --------     --------

Investing activities
Purchase securities                                        (18,045)          --
Acquisition of property and equipment                       (1,994)        (591)
                                                          --------     --------
Net cash used in investing activities                      (20,039)        (591)
                                                          --------     --------
Financing activities
Repayments of line of credit                                (5,125)          --
Capital contributions, net                                      --          353
Issuance of common stock                                    22,764           --
                                                          --------     --------
Net cash provided by financing activities                   17,639          353
                                                          --------     --------
Net decrease in cash                                          (206)         (30)
Cash and cash equivalents, beginning of period               3,182           34
                                                          --------     --------
Cash and cash equivalents, end of period                  $  2,976     $      4
                                                          ========     ========
Supplemental disclosure of cash flow information

Interest paid                                             $    161     $    103
                                                          ========     ========

                             See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1997

1. Basis of Presentation

PSW Technologies, Inc. (the "Company") commenced operations as a separate, stand-alone corporation effective October 1, 1996. In connection with the Company's formation, Pencom Systems Incorporated ("Pencom") contributed its software services business (the "Software Division") and a portion of a software contract that had previously been allocated to other operations of Pencom to the Company in exchange for stock and other consideration. This exchange has been accounted for in a manner similar to a pooling of interests and, accordingly, the accompanying financial statements include the operations of the Software Division and the aforementioned portion of the software services contract allocated to other operations of Pencom for all periods presented.

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation. The results for interim periods are not necessarily indicative of full year results.

2. Significant Accounting Policies

Adoption of Accounting Pronouncements

As described below, the Company adopted Statement of Financial Accounting Standards No. 115 (see Note 3) and No. 109 (see Note 4) during the quarter ended June 30, 1997.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The impact is expected to result in a basic pro forma earnings per share for the quarter ended June 30, 1997 and 1996 of $.12 and $.08, respectively, or an increase of $.02 over the presently disclosed primary pro forma earnings per share for each such quarter. Basic pro forma earnings per share for the six months ended June 30, 1997 and 1996 is expected to be $.22 and $.15, respectively, or an increase of $.03 over the presently disclosed primary pro forma earnings per share for each such six month period.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1997

3. Investments

Effective June 10, 1997, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, primarily tax-exempt investment grade securities, are classified as available-for-sale and are recorded in the accompanying financial statements at fair market value. Under SFAS No. 115, unrealized changes in fair market value are recorded directly to stockholders' equity, net of applicable income taxes. To date, neither unrealized changes in fair market value, nor realized gains or losses from sales of securities have been material.

4. Income Taxes

Upon formation, the Company elected to operate as an S corporation under the Internal Revenue Code of 1986, as amended. As such, the Company's taxable income was included in the individual income tax returns of its stockholders (with certain exceptions under state and local income tax laws). With the closing of the Company's initial public offering (see Note 5), the Company's Subchapter S status was terminated and the Company became subject to corporate income taxes and was required to change its method of tax accounting from the cash to the accrual method.

Upon the termination of its Subchapter S status, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The estimated current and deferred tax effect of these changes, including the effect of the change in the method of accounting based on the Company's estimated 1997 taxable income, resulted in a nonrecurring charge of approximately $1.8 million for termination of the Company's Subchapter S status in the second quarter of 1997. The Company is also obligated to pay a dividend to its S corporation stockholders, in an amount estimated to approximate the tax that the S stockholders will be required to pay on the 1997 taxable income allocated to them, which is currently estimated to be $1.4 million.

5. Stockholders' Equity

On April 2, 1997, the Company effected an 8-for-13 reverse stock split of its issued and outstanding shares of Common Stock. On June 3, 1997, the Company effected a change in the Company's authorized capital stock to 34,000,000 shares of Common Stock, $.01 par value, and 1,000,000 shares of Preferred Stock, $.01 par value. All references in the accompanying condensed financial statements to the applicable share and per share data, for all periods presented, have been retroactively restated to reflect the effect of the reverse stock split.

Upon termination of its Subchapter S status, the Company reclassified its accumulated deficit of approximately $1.5 million to additional paid-in capital, in accordance with Securities Exchange Commission Staff Advisory Bulletins.

On June 10, 1997, the Company completed an initial public offering of 2,850,000 shares of its authorized but unissued Common Stock at a price to the public of $9.00 per share. The net proceeds of the offering were approximately $22.2 million. In connection with the initial public offering, the Company granted the underwriters of the offering an option to purchase up to 427,500 shares of Common Stock to cover over-allotments. On July 2, 1997, the underwriters exercised their option, purchasing 427,500 shares of the Company's Common Stock, resulting in additional net proceeds to the Company of approximately $3.6 million.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1997

6. Pro Forma Provision for Income Taxes

Pro forma provision for income taxes reflects the estimated corporate income tax expense that the Company would have recognized had it accounted for income taxes under SFAS No. 109 during all periods presented.

7. Pro Forma Earnings Per Share

Pro forma earnings per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within twelve months of the offering date as if they were outstanding for all periods presented using the treasury stock method.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained herein, some matters discussed in this report constitute forward-looking statements relating to future events or the future financial performance of the Company. Stockholders are cautioned that such statements are only predictions and actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the risks discussed below under the caption "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities", as well as those discussed in the Company's filings and reports with the Securities and Exchange Commission, including the Company's Registration Statement on Form S-1 (File No. 333-21565).

Overview

PSW Technologies, Inc. is a software services firm that provides high value solutions to technology vendors and business end-users by mastering and applying critical emerging technologies. These critical technologies include distributed computing, object-oriented development, advanced operating systems and systems management technologies. Technology vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. Business end-users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use.

To date, revenue has been generated principally from time-and-materials contracts for the Company's software services. Revenue from time-and-materials contracts is recognized during the period in which the services are provided. The Company also enters into fixed price contracts for its software services. Revenue from fixed price contracts is recognized using the percentage-of-completion method over the term of the client contract, measured by the labor incurred as a percentage of the estimated total labor used at completion. The cumulative impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. There can be no assurance of the accuracy of the Company's future work completion estimates, and operating results may be adversely affected by inaccurate estimates of contract related labor.

Information presented herein reflects the financial position, results of operations and cash flows of the Company and its predecessor, the software division of Pencom Systems Incorporated, and such information does not necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had the Company been operated as a separate, stand-alone business for the periods presented prior to October 1, 1996.

Nonrecurring Charge for Termination of Subchapter S Election

Upon formation, the Company elected to operate as an S corporation under the Internal Revenue Code of 1986, as amended. As such, the Company's taxable income was included in the individual income tax returns of its stockholders (with certain exceptions under state and local income tax laws). With the closing of the initial public offering, the Company's Subchapter S status was terminated and the Company became subject to corporate income taxes and was required to change its method of tax accounting from the cash to the accrual method.

The estimated current and deferred tax effect of these changes, including the effect of the change in the method of accounting based on the Company's estimated 1997 taxable income, resulted in a nonrecurring charge of approximately $1.8 million for termination of the Company's Subchapter S status in the second quarter of 1997. The Company is also obligated to pay a dividend to its S corporation stockholders, in an amount estimated to approximate the tax that the S stockholders will be required to pay on the 1997 taxable income allocated to them, which is currently estimated to be $1.4 million.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statements of operations for the period indicated:

                                                   Three Months     Six Months
                                                  ended June 30,  ended June 30,
                                                  --------------  --------------
                                                  1997    1996    1997     1996
                                                  ----    ----    ----     ----
Revenue .......................................    100%    100%    100%     100%
Operating expenses:
   Technical staff ............................     51      54      51       54
   Selling and administrative staff ...........     19      18      19       18
   Other expenses .............................     18      18      18       18
Special compensation expense ..................      1      --       1       --
                                                  ----    ----    ----     ----
     Total operating expense ..................     89      90      89       90
                                                  ----    ----    ----     ----
Income from operations ........................     11      10      11       10
Interest expense, net .........................     --      --      (1)      --
Pro forma provision from income taxes .........      4       4       4        4
                                                  ----    ----    ----     ----
Pro forma net income ..........................      7%      6%      6%       6%
                                                  ====    ====    ====     ====

First Six Months of 1997 Compared to First Six Months of 1996

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $21.0 million in the first six months of 1997, up 56% over $13.5 million for the first six months of 1996, principally due to increases in the scope and number of client projects. Revenue attributable to software services rendered to technology vendors was $12.7 million and $9.0 million in first six months of 1997 and the first six months of 1996, respectively, an increase of 41% in the first six months of 1997 over the first six months of 1996. Revenue attributable to software services rendered to business end-users was $8.3 million and $4.5 million for the first six months of 1997 and the first six months of 1996, respectively, an increase of 84% in the first six months of 1997 over the first six months of 1996.

One client, including its wholly-owned subsidiaries, accounted for 46% and 56% of revenue in each of the first six months of 1997 and 1996, respectively. Another client accounted for 16% of revenue for the first six months of 1996. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $10.7 million in the first six months of 1997, an increase of 47% over $7.3 million for the first six months of 1996. The increase in technical staff expenses was primarily due to the addition of personnel necessary to service the increase in the scope and number of client projects. Technical staff expenses declined to 51% of revenue in the first six months of 1997 from 54% in the first six months of 1996, primarily as a result of improved pricing of client projects in 1997.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, all commissions and bonuses, and the cost of technical staff salaries for technical staff personnel assigned to business development projects or performing selling or training related tasks. Selling and administrative staff expenses were $4.0 million in the first six months of 1997, an increase of 64% from $2.4 million in the first six months of 1996. The increase in selling and administrative staff expenses in the first six months of 1997 was primarily due to the addition of sales and administrative personnel, and technical staff training necessary to support the Company's growth. Selling and administrative staff expenses were 19% of revenue in the first six months of 1997 compared to 18% of revenue in the first six months of 1996.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $3.9 million in the first six months of 1997, an increase of 60% over other expenses of $2.4 million in the first six months of 1996, principally due to increased costs associated with the increases in the Company's technical and sales and administrative staff. Other expenses were 18% of revenue in each of the first six month periods in 1997 and 1996, respectively.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $188,000, or 1% of revenue, in the first six months of 1997.

Income from Operations

Income from operations increased to $2.2 million in the first six months of 1997, up 66% from $1.3 million in the first six months of 1996. Income from operations was 11% of revenue in the first six months of 1997, up from 10% in the first six months of 1996. If income from operations in the first six months of 1997 was adjusted to exclude the special compensation expense referred to above, such income from operations would have increased by 80% compared with the first six months of 1996, and would have represented 12% of revenue.

Pro Forma Provision for Income Taxes

Pro forma provision for income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

Pro Forma Net Income

Pro forma net income was $1.3 million in the first six months of 1997, up 64% from $807,000 of pro forma net income for the first six months of 1996. Pro forma net income was 6% of revenue in the first six months of 1997 and the first six months of 1996. If pro forma net income for the first six months of 1997 was adjusted to exclude the special compensation expense referred to above, such pro forma net income would have increased by 78% compared with the first six months of 1996, and would have represented 7% of revenue.

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents and investments totaling $21.0 million, an increase from $3.2 million at December 31, 1996, primarily as a result of the completion of an initial public offering of 2,850,000 shares of its Common Stock at a price to the public of $9.00 per share on June 10, 1997. Of the approximately $22.2 million of net proceeds of the offering to the Company, approximately $3.0 million were used to repay the principal amount and accrued interest outstanding under the Company's credit facility, as amended (the "Credit Facility"), with Texas Commerce Bank National Association, a subsidiary of the Chase Manhattan Corporation ("TCB"). In connection with the completion of the initial public offering, the Company also recorded liabilities for the payment of an estimated $1.8 million income tax obligation resultant from the conversion from a cash basis to accrual basis method of tax accounting, and the payment of an estimated $1.4 million dividend to its S stockholders in respect of the tax that the S stockholders will be required to pay on the estimated 1997 taxable income allocated to them.

The Company maintains a Credit Facility with TCB providing for borrowings of up to $6.5 million. The Credit Facility is secured by accounts receivable and expires on November 7, 1997. Available borrowings under the Credit Facility are based upon a percentage of the Company's eligible accounts receivable. At June 30, 1997, no amount was outstanding under the Credit Facility.

The Company currently plans to make additional investments in property and equipment of approximately $700,000 in 1997, principally for software and personal computers and other technology equipment.

The Company anticipates that its existing capital resources described above, together with cash provided by operating activities will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at the Company's facilities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

      Client and Industry Concentration; Dependence on Large Projects. The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of large clients. The Company's five largest clients in each of 1994, 1995, 1996 and the first six months of 1997, accounted for approximately 77%, 88%, 82% and 74%, respectively, of its revenue in each such period. The Company's largest client, International Business Machines Corp., together with its subsidiaries (collectively, "IBM"), accounted for approximately 52% and 46% of its revenue in 1996 and the first six months of 1997, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of, or reduction in the Company's services required by, any large client could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's contracts are terminable by the client following limited notice and without penalty to the client. Further, the level of investment by the Company's clients in information technology ("IT") projects can be adversely affected by a number of factors, including changes or developments in the general technology landscape and the internal budget cycles of such clients. The cancellation of a large project or a significant reduction in the scope of any such project could have a material adverse effect on the Company's business, financial condition and results of operations, and in the past the cancellation of large projects has adversely impacted the Company's earnings.

The Company has derived, and believes it will continue to derive, a significant portion of its revenue from the technology vendor industry. As a result the Company's business, financial condition and results of operations are influenced by economic and other conditions affecting such industry, such as economic downturns which could lead to a reduction in spending on IT projects, which in turn could lead to fewer new research and development outsourcing projects being undertaken. Further, several of the Company's client contracts limit its ability to provide services to competitors of such clients, thereby restricting the field of potential future clients. In addition, as a result of the dynamic nature of the technology vendor industry, the Company may lose clients due to the acquisition, merger or consolidation of existing clients with entities which are not current clients of the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

Fixed-Price Contracts and Other Project Risks. During 1996 and the first six months of 1997, approximately 12% and 15%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and which provide benefits that may be difficult to quantify. The Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business, and may have a material adverse effect upon its business, financial condition and results of operations. The Company has undertaken, and may in the future undertake, projects in which the Company guarantees performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of damages by, the Company, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to limit its liability to clients, including liability arising from the Company's failure to meet clients' expectations in the performance of services, through contractual provisions, insurance or otherwise.

Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1995 to 425 full-time employees at June 30, 1997, and further significant increases are expected. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operations, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

Recent Organization; Absence of Operating History as an Independent Business; Limited Relevance of Historical Financial Information. Prior to October 1996, the Company conducted its business and operations as the software division of Pencom. Accordingly, the Company has only a limited independent operating history upon which an evaluation of the Company and its prospects can be based. Prior to October 1996, the Company also had limited accounting capability and depended upon Pencom for most accounting functions. By October 1, 1996, the Company had assumed responsibility for most internal accounting functions, but continued to depend upon

Pencom for limited accounting support in connection with the Company's year-end audit through January 31, 1997. There can be no assurance that the Company will be successful in taking control of these functions from Pencom. The Company has also relied upon, and will continue to rely upon, Pencom for certain legal services and recruiting functions. The Company's management has only limited experience operating the Company as a stand-alone Company, separate and apart from Pencom. Pencom has no obligation to provide financial or management assistance to the Company and has no plans to do so. The inability of the Company to operate successfully as an entity independent from Pencom would have a material adverse effect on the Company's business, financial condition and results of operations.

The financial information included herein does not necessarily reflect what the results of operations, financial position and cash flows of the Company would have been had the Company been operated as a separate, stand-alone business during the period presented.

Variability of Quarterly Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter based on a number of factors, including the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the Company's success in earning bonuses or other contingent payments, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. For example, while the number of professional staff the Company employs may be adjusted to reflect active projects, such adjustments take time and the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to focus on securing new client engagements. As a result, unanticipated variations in the number or progress toward completion of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in adverse changes to the Company's business, financial condition and results of operations. Any shortfall in revenue or earnings from expected levels or other failures to meet expectations of securities analysts or the market in general regarding results of operations could have an immediate and material adverse effect on the market price of the Company's Common Stock. Given the possibility of such quarterly fluctuations in revenue or earnings, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful and that such results of one quarter should not be relied upon as an indication of future performance.

Need to Attract and Retain Professional Staff. The Company's success will depend in large part upon its ability to attract, train, retain, motivate and mange highly skilled employees, particularly project managers and other senior technical personnel. Significant competition exists for employees with the skills required to perform the services offered by the Company, and the Company requires that a significant number of such employees travel to client sites to perform services on its behalf, which may make a position with the Company less attractive to potential employees. Qualified project managers, software architects and senior technical and professional staff are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. There can be no assurance that a sufficient number of highly skilled employees will continue to be available to the Company, that potential employees will be willing to travel to client sites, or that the Company will be successful in training, retaining and motivating current or future employees. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impact the Company's ability to adequately manage and staff its existing projects and to bid for or obtain new projects, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

Rapid Technological Advances; Risk of Targeting Emerging Technologies. The Company has derived, and will continue to derive, a substantial portion of its revenue from projects based on client/server systems. The client/server systems market is continuing to develop and is subject to rapid technological change. The Company's future success will also depend in part on its ability to develop IT solutions which keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments in a timely manner or that if addressed, the Company will be successful in the marketplace. The Company's delay or failure to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed, or services offered, by third parties will not render the Company's services noncompetitive or obsolete. The Company also seeks to identify emerging technologies which it believes will develop into critical technologies with broad application and longevity. Once identified, the Company may commit substantial resources to provide services to the developers of such technologies. No assurance can be given that the technologies identified by the Company will develop into critical technologies with broad application and longevity. The failure of the Company to align itself with such critical emerging technologies would have a material adverse affect on its business, financial condition and results of operations.

Control by Shareholders of Pencom; Potential Conflicts of Interest. The current shareholders of Pencom own approximately 56% of the outstanding shares of the Company's Common Stock. In addition, as of June 30, 1997, the shareholders of Pencom collectively held warrants to purchase 200,016 shares of Common Stock of the Company at an exercise price of $0.04 per share (in excess of 2% of the outstanding Common Stock). As a result, the current shareholders of Pencom retain the voting power required to elect all directors and otherwise control the management and affairs of the Company, including any determinations with respect to acquisitions, dispositions, borrowings, issuances of Common Stock or other securities or the declaration and payment of any dividends on the Common Stock. This concentration of ownership and voting control may have the effect of delaying or preventing a change in control of the Company, or causing a change in control of the Company that may not be favored by the Company's other stockholders. There can be no assurance that such ability to prevent or cause a change in control of the Company will not have a material adverse effect on the price of the Common Stock. There can be no assurance that conflicts of interest between Pencom and the Company will not arise in a number of areas relating to their past and ongoing relationships, or that any such conflict of interest will be resolved in a manner favorable to the Company, including potential competitive business activities, indemnity arrangements, registration rights, sales or distributions by the shareholders of Pencom of their shares of Common Stock and the exercise by the shareholders of Pencom of their ability to control the management and affairs of the Company. Any adverse change in the Company's relationship with Pencom or with Pencom's shareholders could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company and Pencom have entered into a number of agreements for the purpose of defining certain relationships between them. The Company and Pencom may also enter into material transactions and agreements in the future. As a result of Pencom's shareholder's ownership interest in the Company, the terms of such agreements were not, and terms of any future amendments to those agreements or future agreements may not be, the result of arm's-length negotiations. In evaluating the terms of any material transactions between the Company and Pencom or its affiliates, the Company's Board of Directors will utilize such procedures as it deems appropriate in light of its fiduciary duties under Delaware law. Four of the seven directors of the Company are also directors of Pencom. Directors of the Company who are also directors of Pencom will have conflicts of interest with respect to matters involving or affecting the Company and Pencom, such as acquisitions, financings and other corporate opportunities that may be suitable for both the Company and Pencom. There are no contractual or other restrictions on Pencom's ability to compete with the Company. Accordingly, circumstances could arise in which Pencom would engage in activities in competition with the Company. There can be no assurance that such conflicts or competition will be resolved in favor of the Company. In addition, there can be no assurance that potential clients and vendors will not be deterred by the existence of these relationships or by the historical ties between the Company and Pencom.

Competition. The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with the internal information systems and development groups of its prospective clients, as well as with consulting and software integration firms and other hardware and application software vendors. In addition, there are a number of systems integrators who serve similar markets or provide similar services with whom the Company competes or may compete in the future. Many of these companies have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. There are relatively low barriers to entry into the Company's markets and the Company has faced, and expects to continue to face, additional competition from new entrants into its markets.

The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and the ability to deliver on a fixed price as well as a time-and-materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside of its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff; the ownership by competitors of software used by potential clients; the development by others of products and services that are competitive with the Company's services; the price at which others offer comparable services; the ability of its clients to perform the services themselves; and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or income to decline or otherwise materially adversely affect its business, financial condition and results of operations. The Company has entered into employment agreements with each of its executive officers. These agreements contain provisions which, among others, prohibit the employee from disclosing or otherwise using certain confidential information, assign to the Company inventions or ideas conceived by the employee during his employment, prohibit solicitation by the employee of clients and other employees of the Company and prohibit the employee from accepting any opportunity (whether by contract or full-time employment) with the Company's clients. Furthermore, the Company's employment agreement with Dr. W. Frank King, the Company's President and Chief Executive Officer, contains provisions, which for a period of two years, restrict Dr. King's ability to provide services to, or solicit the business of, the Company's clients and prospective clients. There can be no assurance that any of the foregoing measures will provide the Company with adequate protection.

Dependence on Key Personnel. The Company's future success will depend in part upon the continued services of a number of key management and key technical employees. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's credit facility prohibits material changes in management. The Company does not maintain key-person life insurance on any of its employees. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing Company, any resulting loss of existing or potential clients to any such competitor could have material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

System Interruption and Security Risks; Potential Liability and Lack of Insurance. The Company's operations are dependent on its ability to protect its intranet from interruption by damage from telecommunications failure, fire, earthquake, power loss, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, is currently located at a single site. There can be no assurance that unanticipated problems will not cause any significant system outage or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by Internet users. Persistent problems continue to affect public and private data networks. For example, it is common for Internet service providers to experience system interruptions which cause the Company to lose access to the Internet, the means by which the Company posts internal information and provides e-mail and time sheet query and entry. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition or results of operations.

Intellectual Property Rights. The Company's future success is dependent in part upon the maintenance and protection of its intellectual property rights and, to a lesser extent, upon its ability to license technology from its clients. The Company relies on a combination of copyrights, trade secrets and trademarks to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate, that competitors will not be able to develop similar or functionally equivalent methodologies or products or that the Company will be able to license technology from its clients in the future. Furthermore, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and no assurance can be given that foreign copyright and trade secret laws will adequately protect the Company's intellectual property rights. Litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the intellectual property rights of others, including the Company's clients, or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that infringement or invalidity claims (or claims for indemnification resulting from infringement claims against third parties, such as clients) will not be asserted against the Company or that any such assertions would not have a material adverse effect on the Company's business, financial condition or results of operations. If infringement or invalidity claims are asserted against the Company or any of its licensees, litigation may be necessary to defend the Company or such licensees against such claims, and in certain circumstances, the Company may choose to seek to obtain a license under the third party's intellectual property rights. There can be no assurance that such licenses will be available on terms acceptable to the Company, if at all.

Potential Volatility of Stock Price. The market for securities of early-stage companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations. In addition, the Company believes factors such as quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, general conditions in the IT industry or the industries in which the Company's clients compete and changes in earnings estimates by securities analysts, could contribute to the volatility of the price of the Company's Common Stock. These factors, as well as general economic conditions such as recessions or changes in interest rates, could adversely affect the market price of the Common Stock. Furthermore, in the past, following periods of volatility in the market price of a company's securities, securities class action claims have been brought against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any material legal proceedings.

Item 2.   Changes in Securities

          On April 2, 1997, the Company effected an 8-for-13 reverse split of its issued and outstanding shares of Common Stock. On June 3, 1997, the Company effected a change in the Company's authorized Capital Stock to 34,000,000 shares of Common Stock, $.01 par value, and 1,000,000 shares of Preferred Stock, $.01 par value.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 6, 1997, the stockholders of the Company by unanimous written consent acknowledged and agreed to the declaration and distribution of a cash dividend to the stockholders of the Company in an amount estimated to approximate the tax that such stockholders will be required to pay on the 1997 taxable income allocated to them in connection with the termination of the Company's S corporation status.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

            Number      Description
            ------      -----------

                **1.1   Form of Underwriting Agreement.

                **3.1 Certificate of Incorporation of the Registrant, as amended to date.

                **3.2 Form of Amended and Restated Certificate of Incorporation of the Registrant to be filed prior to completion of the public offering.

                **3.3   Bylaws of the Registrant.

                **3.4 Form of Amended and Restated Bylaws of the Registrant to be effective upon the completion of the public offering.

                **4.1   Specimen Common Stock Certificate.

                **4.2 See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

                **5.1   Opinion of Brobeck, Phleger & Harrison LLP.

                **10.1 Bridgepoint Lease Agreement dated October 31, 1996 between the Registrant and Investors Life Insurance Company of North America.

                **10.2 Lease Guarantee effective January 31, 1997 between the Registrant and Pencom Systems Incorporated.

                **10.3 Office Lease dated April 25, 1996 between G&W Investment Partners and Pencom Systems Incorporated, as amended.

                **10.4 Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and Pencom Systems Incorporated.

               [1]10.5 Software Development Agreement having an effective date of March 9, 1994 between the Registrant and Canon Computer Systems, Inc., as amended.

               [1]10.6 Software Licensing Agreement having an effective date of June 13, 1996 between the Registrant and Canon Computer systems Incorporated.

                **10.7 Service Agreement No. 200.504 dated November 26, 1990 between the Registrant and International Business Machines Corporation, as amended to date.

                **10.8 Software Task Order Agreement dated November 20, 1995 between the Registrant and Tivoli Systems, Inc., as amended.

                **10.9 Loan agreement dated November 16, 1995 between Tivoli Systems, Inc. and the Registrant.

             [1]10.10  Software & Methodology Licensing Agreement dated
                        November 4, 1996 between the Registrant and Embarcadero Systems Corporation.

                **10.11 Reseller Agreement dated November 4, 1996 between the
                        Registrant and Embarcadero Systems Corporation.

                **10.12 Credit Agreement dated November 8, 1996 between the
                        Registrant and Texas Commerce Bank National Association.

                **10.13 Promissory Note dated November 8, 1996 from the
                        Registrant to Texas Commerce Bank National Association.

                **10.14 Accounts Receivable Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.

                **10.15 Letter Agreement dated October 2, 1996 between the
                        Registrant and Pencom Systems Incorporated.

                **10.16 Recruiting Services Agreement dated January 20, 1997 between the Registrant and Pencom Systems Incorporated.

                **10.17 Stockholders Agreement dated October 1, 1996 between the
                        Registrant and certain stockholders of the Registrant.

                **10.18 Registration Rights Agreement dated October 1, 1996 between the Registrant and certain stockholders and warrantholders of the Registrant.

                **10.19 Promissory Note dated October 1995 from Dr. William
                        Frank King to Pencom Systems Incorporated.

                **10.20 Employment Agreement dated October 19, 1992 between Dr.
                        William Frank King and Pencom Systems Incorporated.

                **10.21 Employment Agreement dated October 1, 1996 between Dr.
                        W. Frank King and the Registrant.

                **10.22 Employment Agreement dated July 1, 1993 between the
                        Registrant and Patrick Motola.

                **10.23 Employment Agreement dated September 27, 1993 between the Registrant and William Cason.

                **10.24 Employment Agreement dated October 19, 1993 between the
                        Registrant and Brian Baisley.

                **10.25 1996 Stock Option/Stock Issuance Plan.

                **10.26 Employee Stock Purchase Plan.

                **10.27 PSW Profit Sharing Plan.

                **10.28 Description of Executive Bonus Plan.

                **10.29 Stock Purchase Agreement dated as of January 1, 1997 between Michael J. Maples and the Registrant.

                **10.30 Stock Subscription dated October 1, 1996 between Pencom
                        Systems Incorporated and the Registrant.

                **10.31 Asset Contribution Agreement dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.

                **10.32 Assignment and Assumption Agreement dated October 1,
                        1996 between the Registrant and Pencom Systems Incorporated.

                **10.33 Warrant dated October 1, 1996 issued by the Registrant to Pencom Systems Incorporated.

                **10.34 Warrant dated October 1, 1996 issued by the Registrant to Stephen Markman.

                **10.35 Warrant dated October 1, 1996 issued by the Registrant to Thomas Pallister.

                **10.36 Warrant dated October 1, 1996 issued by the Registrant to Joy Venegas.

                   11.1 Computation of Pro Forma Earnings Per Share.

                   27.1 Financial Data Schedule

                   ----------
                        ** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-21565).

                          [1] The Company has been granted confidential treatment with respect to certain portions of these documents. The portions of these documents which have been omitted are denoted by an asterisk[*]. The omitted portions of these documents have been filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

      (b)   Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PSW TECHNOLOGIES, INC.
                                   (Registrant)



Date:  August 13, 1997              /s/ Dr. W. Frank King
                                   --------------------------------
                                   Dr. W. Frank King
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  August 13, 1997              /s/ Patrick D. Motola
                                   --------------------------------
                                   Patrick D. Motola
                                   Senior Vice President of Operations,
                                   Chief Financial Officer
                                   and Secretary (Principal Financial Officer)




Date:  August 13, 1997              /s/ Keith D. Thatcher
                                   --------------------------------
                                   Keith D. Thatcher
                                   Vice President of Finance and
                                   Treasurer (Principal Accounting Officer)