Form 10-Q/A
period 1997-06-30
PSW TECHNOLOGIES INC
filed 1997-10-09
CIK 1030487

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   _______________


                                      FORM 10-Q/A
                                  (AMENDMENT NO. 1)

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended    June 30, 1997
                               _________________________________________________

                                          OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from____________________ to___________________________


                          Commission file number  000-22327


                              PSW TECHNOLOGIES, INC.
________________________________________________________________________________
                (Exact name of registrant as specified in its charter)


         Delaware                                                  74-279604
____________________________________________________________________________
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)



6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas            78730
________________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code    (512) 343-6666
                                                  ______________________________

     Former name, former address and former fiscal year, if changed since last report.

    Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   x
                                               __________


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,847,831 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 1, 1997.

                                 PSW TECHNOLOGIES, INC.

                           Index to June 30, 1997 Form 10-Q/A


                                                                            Page
                           Part I -- Financial Information

Item 1.  Financial Statements.................................................3

         Condensed Balance Sheets -- June 30, 1997 and December 31, 1996......3

         Condensed Statements of Operations -- Three Months and Six Months
         Ended June 30, 1997 and 1996.........................................4

         Condensed Statements of Cash Flows -- Six Months Ended June 30,
         1997 and 1996........................................................5

         Notes to Condensed Financial Statements..............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8

                             Part II -- Other Information

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities...............................................17

Item 3.  Defaults upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17

         Signatures..........................................................19

                         PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PSW TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         JUNE 30,
                                                                                           1997      DECEMBER 31,
                                                                                        (UNAUDITED)      1996
                                                                                        -----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   2,976    $    3,182
  Investments.........................................................................      18,045        --
  Accounts receivable, net of allowance for doubtful accounts of $150.................       6,648         6,118
  Unbilled revenue under client contracts.............................................         196           244
  Prepaid expenses and other current assets...........................................         341           603
                                                                                        -----------  ------------
Total current assets..................................................................      28,206        10,147
Property and equipment, net...........................................................       3,541         1,796
                                                                                        -----------  ------------
Total assets..........................................................................   $  31,747    $   11,943
                                                                                        -----------  ------------
                                                                                        -----------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable to bank................................................................   $  --        $    5,125
  Due to related party................................................................      --               581
  Accounts payable and accrued expenses...............................................       3,422         2,566
  Deferred revenue....................................................................         341           227
  Dividend payable....................................................................       1,400        --
  Income taxes........................................................................       1,275        --
                                                                                        -----------  ------------
Total current liabilities.............................................................       6,438         8,499
Deferred income taxes.................................................................          25
Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000 shares authorized and none
  issued and outstanding at June 30, 1997 and December 31, 1996.......................      --            --
  Common stock, par value $.01 per share, 34,000,000 shares authorized and 8,413,530 shares issued and outstanding at June 30, 1997 and 5,538,463 shares issued and
  outstanding at December 31, 1996....................................................          84            55
  Additional paid-in capital..........................................................      25,485         4,187
  Deferred compensation...............................................................        (453)         (641)
  Retained earnings (accumulated deficit).............................................         168          (157)
                                                                                        -----------  ------------
Total stockholders' equity............................................................      25,284         3,444
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $  31,747    $   11,943
                                                                                        -----------  ------------
                                                                                        -----------  ------------

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                         --------------------  --------------------
                                                                           1997       1996       1997       1996
                                                                         ---------  ---------  ---------  ---------
Revenue................................................................  $  10,702  $   6,950  $  21,009  $  13,487
Operating expenses:
  Technical staff......................................................      5,450      3,741     10,734      7,297
  Selling and administrative staff.....................................      2,088      1,257      3,974      2,428
  Other expenses.......................................................      1,918      1,240      3,879      2,417
  Special compensation expense.........................................         69     --            188     --
                                                                         ---------  ---------  ---------  ---------
Total operating expenses...............................................      9,525      6,238     18,775     12,142
                                                                         ---------  ---------  ---------  ---------
Income from operations.................................................      1,177        712      2,234      1,345
Interest expense, net..................................................        (14)       (17)      (103)       (44)
                                                                         ---------  ---------  ---------  ---------
Income before provision for income taxes...............................      1,163        695      2,131      1,301
                                                                         ---------  ---------  ---------  ---------
Provision for income taxes:
  Nonrecurring charge for termination of Subchapter S election.........      1,200     --          1,200     --
  C Corporation........................................................        100     --            100     --
                                                                         ---------  ---------  ---------  ---------
Total provision for income taxes.......................................      1,300     --          1,300     --
                                                                         ---------  ---------  ---------  ---------
Net income (loss)......................................................  $    (137) $     695  $     831  $   1,301
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Pro forma information:
Historical income before provision for income taxes....................  $   1,163  $     695  $   2,131  $   1,301
Pro forma provision for income taxes...................................        442        264        810        494
                                                                         ---------  ---------  ---------  ---------
Pro forma net income...................................................  $     721  $     431  $   1,321  $     807
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Pro forma earnings per share...........................................  $    0.10  $    0.06  $    0.19  $    0.12
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Weighted average common shares and equivalents outstanding.............      7,506      6,881      7,091      6,881
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                     SIX MONTHS
                                                                                                   ENDED JUNE 30,
                                                                                                --------------------
                                                                                                  1997       1996
                                                                                                ---------  ---------
OPERATING ACTIVITIES
Net income....................................................................................  $     831  $   1,301
Adjustments to reconcile net income to net cash provided by operating activities:
    Special compensation......................................................................        188     --
    Depreciation and amortization.............................................................        363        184
    Bad debt expense..........................................................................         30     --
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................................       (560)    (1,414)
      Due to/from related party...............................................................       (258)    --
      Unbilled revenue under customer contracts...............................................         48         (2)
      Prepaid expenses and other current assets...............................................        (61)        39
      Accounts payable and accrued expenses...................................................        199        100
      Deferred revenue........................................................................        114     --
      Income taxes............................................................................      1,300     --
                                                                                                ---------  ---------
Net cash provided by operating activities.....................................................      2,194        208
                                                                                                ---------  ---------
INVESTING ACTIVITIES
Purchase securities...........................................................................    (18,045)    --
Acquisition of property and equipment.........................................................     (1,994)      (591)
                                                                                                ---------  ---------
Net cash used in investing activities.........................................................    (20,039)      (591)
                                                                                                ---------  ---------
FINANCING ACTIVITIES
Repayments of line of credit..................................................................     (5,125)    --
Capital contributions, net....................................................................     --            353
Issuance of common stock......................................................................     22,764     --
                                                                                                ---------  ---------
Net cash provided by financing activities.....................................................     17,639        353
                                                                                                ---------  ---------
Net decrease in cash..........................................................................       (206)       (30)
Cash and cash equivalents, beginning of period................................................      3,182         34
                                                                                                ---------  ---------
Cash and cash equivalents, end of period......................................................  $   2,976  $       4
                                                                                                ---------  ---------
                                                                                                ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.................................................................................  $     161  $     103
                                                                                                ---------  ---------
                                                                                                ---------  ---------

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

See Note 4 for discussion of the effect of the Company adjusting its analysis of the tax effects of the termination of its Subchapter S status.

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

The estimated current and deferred tax effect of these changes, including the effect of the change in the method of accounting based on the Company's estimated 1997 taxable income, resulted in a nonrecurring charge of approximately $1.2 million for termination of the Company's Subchapter S status in the second quarter of 1997. The Company is also obligated to pay a dividend to its S corporation stockholders, in an amount estimated to approximate the tax that the S stockholders will be required to pay on the 1997 taxable income allocated to them, which is currently estimated to be $1.4 million.

During the third quarter of 1997, the Company adjusted its analysis of the current and deferred tax effects of the termination of its Subchapter S status. As a result of this analysis, the Company has recorded a deferred tax asset and corresponding deferred tax benefit of $600,000 by adjusting its previously reported results as of and for the quarter ended June 30, 1997. This revision has no impact on pro forma earnings per share or pro forma net income or the pro forma income tax provision as reported. Historical net loss is reduced and additional paid in capital is increased by $600,000, for the quarter ended and as of June 30, 1997, to $137,000 and $25,485,000, respectively.

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

                                PSW Technologies, Inc.
                       Notes to Condensed Financial Statements
                                    June 30, 1997

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

Information presented herein reflects the financial position, results of operations and cash flows of the Company and its predecessor, the software division of Pencom Systems Incorporated, and such information does not
                                       8
necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had the Company been operated as a separate, stand-alone business for the periods presented prior to October 1, 1996.

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

The estimated current and deferred tax effect of these changes, including the effect of the change in the method of accounting based on the Company's estimated 1997 taxable income, resulted in a nonrecurring charge of approximately $1.2 million for termination of the Company's Subchapter S status in the second quarter of 1997. The Company is also obligated to pay a dividend to its S corporation stockholders, in an amount estimated to approximate the tax that the S stockholders will be required to pay on the 1997 taxable income allocated to them, which is currently estimated to be $1.4 million.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statements of operations for the period indicated:


                                                                                   THREE MONTHS              SIX MONTHS
                                                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                                              -----------------------       -------------
                                                                                 1997        1996         1997         1996
                                                                              ----------   --------     --------     -------
Revenue.....................................................................     100%         100%         100%         100%
Operating expenses:
  Technical staff...........................................................      51           54           51           54
  Selling and administrative staff..........................................      19           18           19           18
  Other expenses............................................................      18           18           18           18
Special compensation expense................................................       1           --            1           --
   Total operating expense..................................................      89           90           89           90
Income from operations......................................................      11           10           11           10
Interest expense, net.......................................................      --           --           (1)          --
Pro forma provision from income taxes.......................................       4            4            4            4
                                                                              ----------   --------     --------     -------
Pro forma net income........................................................       7%           6%           6%           6%
                                                                              ----------   --------     --------     -------
                                                                              ----------   --------     --------     -------


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

Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents and investments totaling $21.0 million, an increase from $3.2 million at December 31, 1996, primarily as a result of the completion of an initial public offering of 2,850,000 shares of its Common Stock at a price to the public of $9.00 per share on June 10, 1997. Of the approximately $22.2 million of net proceeds of the offering to the Company, approximately $3.0 million were used to repay the principal amount and accrued interest outstanding under the Company's credit facility, as amended (the "Credit Facility"), with Texas Commerce Bank National Association, a subsidiary of the Chase Manhattan Corporation ("TCB"). In connection with the completion of the initial public offering, the Company also recorded liabilities for the payment of an estimated $1.8 million income tax obligation resultant from the termination of its Subchapter S election, including the conversion from a cash basis to accrual basis method of tax accounting, and the payment of an estimated $1.4 million dividend to its S stockholders in respect of the tax that the S stockholders will be required to pay on the estimated 1997 taxable income allocated to them.

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

Recent Organization; Absence of Operating History as an Independent Business; Limited Relevance of Historical Financial Information. Prior to October 1996, the Company conducted its business and operations as the software division of Pencom. Accordingly, the Company has only a limited independent operating history upon which an evaluation of the Company and its prospects can be based. Prior to October 1996, the Company also had limited accounting capability and depended upon Pencom for most accounting functions. By October 1, 1996, the Company had assumed responsibility for most internal accounting functions, but
continued to depend upon                      12

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

The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and the ability to deliver on a fixed price as well as a time-and-materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside of its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior
technical staff; the ownership by                 14
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

Item 5.  Other Information

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

NUMBER                                 DESCRIPTION
---------------- --------------------------------------------------------
  **1.1          Form of Underwriting Agreement.
  **3.1          Certificate of Incorporation of the Registrant, as
                 amended to date.
  **3.2          Form of Amended and Restated Certificate of
                 Incorporation of the Registrant to be filed prior to
                 completion of the public offering.
  **3.3          Bylaws of the Registrant.
  **3.4          Form of Amended and Restated Bylaws of the Registrant to
                 be effective upon the completion of the public offering.
  **4.1          Specimen Common Stock Certificate.
  **4.2          See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the
                 Certificate of Incorporation and Bylaws of the
                 Registrant defining rights of holders of Common Stock of
                 the Registrant.
  **5.1          Opinion of Brobeck, Phleger & Harrison LLP.
 **10.1          Bridgepoint Lease Agreement dated October 31, 1996
                 between the Registrant and Investors Life Insurance
                 Company of North America.
 **10.2          Lease Guarantee effective January 31, 1997 between the
                 Registrant and Pencom Systems Incorporated.
 **10.3          Office Lease dated April 25, 1996 between G&W Investment
                 Partners and Pencom Systems Incorporated, as amended.
 **10.4          Agreement of Lease dated May 13, 1996 between Newport
                 L.G.-I, Inc. and Pencom Systems Incorporated.
(1)10.5          Software Development Agreement having an effective date
                 of March 9, 1994 between the Registrant and Canon
                 Computer Systems, Inc., as amended.
(1)10.6          Software Licensing Agreement having an effective date of
                 June 13, 1996 between the Registrant and Canon Computer
                 systems Incorporated.
 **10.7          Service Agreement No. 200.504 dated November 26, 1990
                 between the Registrant and International Business
                 Machines Corporation, as amended to date.
 **10.8          Software Task Order Agreement dated November 20, 1995
                 between the Registrant and Tivoli Systems, Inc., as
                 amended.
 **10.9          Loan agreement dated November 16, 1995 between Tivoli
                 Systems, Inc. and the Registrant.
(1)10.10         Software & Methodology Licensing Agreement dated
                 November 4, 1996 between the Registrant and Embarcadero
                 Systems Corporation.
**10.11          Reseller Agreement dated November 4, 1996 between the
                 Registrant and Embarcadero Systems Corporation.
**10.12          Credit Agreement dated November 8, 1996 between the
                 Registrant and Texas Commerce Bank National Association.


NUMBER                                  DESCRIPTION
--------------  --------------------------------------------------------

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


------------------------

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-21565).

(1) The Company has been granted confidential treatment with respect to certain portions of these documents. The portions of these documents which have been omitted are denoted by an asterisk[*]. The omitted portions of these documents have been filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.

    (b) Reports on Form 8-K

         None.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PSW TECHNOLOGIES, INC.
                                  (Registrant)



Date:  October 8, 1997                       /s/
                                  _______________________________
                                  Dr. W. Frank King
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)




Date:  October 8, 1997                       /s/
                                  _______________________________
                                  Patrick D. Motola
                                  Senior Vice President of Operations,
                                  Chief Financial Officer
                                  and Secretary (Principal Financial Officer)




Date:  October 8, 1997                        /s/
                                  _______________________________
                                  Keith D. Thatcher
                                  Vice President of Finance and
                                  Treasurer (Principal Accounting Officer)