Form 10-Q
period 1997-09-30
PSW TECHNOLOGIES INC
filed 1997-11-13
CIK 1030487

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                    ---------------
                                       FORM 10-Q

(Mark One)

                 /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 1997

                                             OR

                 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ________ to _________


                                 Commission file number 000-22327


                                   PSW TECHNOLOGIES, INC.
                    (Exact name of registrant as specified in its charter)

         Delaware                                          74-2796054
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



6300 Bridgepoint Parkway, Building 3, Suite 200,     Austin Texas      78730
(Address of principal executive offices)                             (Zip Code)

          Registrant's telephone number, including area code (512) 343-6666

    Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes__X__   No_____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,861,907 shares of the Company's Common Stock, $.01 par value, were outstanding as of October 31, 1997.

    PSW TECHNOLOGIES, INC.

      Index to September 30, 1997, Form 10-Q

                                                                    PAGE
     PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements                                        3

         Condensed Balance Sheets -- September 30, 1997
          and December 31, 1996                                      3

         Condensed Statements of Operations -- Three Months
          and Nine Months Ended September 30, 1997 and 1996           4

         Condensed Statements of Cash Flows -- Nine Months
          Ended September 30, 1997 and 1996                           5

         Notes to Condensed Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       8


     Part II -- OTHER INFORMATION

Item 1.  Legal Proceedings                                          17

Item 2.  Changes in Securities                                      17

Item 3.  Defaults upon Senior Securities                            17

Item 4.  Submission of Matters to a Vote of Security Holders        17

Item 5.  Other Information                                          17

Item 6.  Exhibits and Reports on Form 8-K                           17

         Signatures                                                 19

PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             PSW TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                       (UNAUDITED)
                                                                                      -------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents.........................................................    $   1,350     $    3,182
  Investments.......................................................................       21,224             --
  Accounts receivable, net of allowance for doubtful accounts of $165 and $120 at
    September 30, 1997 and December 31, 1996, respectively..........................        7,966          6,118
  Unbilled revenue under client contracts...........................................          138            244
  Prepaid expenses and other current assets.........................................          240            603
                                                                                      -------------  ------------
  Total current assets..............................................................       30,918         10,147
  Property and equipment, net.......................................................        3,502          1,796
                                                                                      -------------  ------------
  Total assets......................................................................    $  34,420     $   11,943
                                                                                      -------------  ------------
                                                                                      -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable to bank..............................................................    $      --     $    5,125
  Due to related party..............................................................           --            581
  Accounts payable and accrued expenses.............................................        3,632          2,566
  Deferred revenue..................................................................          102            227
  Income taxes......................................................................          554             --
Total current liabilities.........................................................          4,288          8,499
  Deferred income taxes.............................................................           25             --

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000 shares authorized and none
    issued and outstanding..........................................................           --             --
  Common stock, par value $.01 per share, 34,000,000 shares authorized and 8,861,570 shares issued and outstanding at September 30, 1997 and 5,538,463 shares issued
    and outstanding at December 31, 1996.............................................          88             55
  Additional paid-in capital........................................................       29,174          4,187
  Deferred compensation.............................................................         (382)          (641)
  Unrealized loss on investments....................................................          (52)            --
  Retained earnings (accumulated deficit)...........................................        1,279           (157)
                                                                                      -------------  ------------
  Total stockholders' equity........................................................       30,107          3,444
                                                                                      -------------  ------------
  Total liabilities and stockholders' equity........................................    $  34,420     $   11,943
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                  THREE MONTHS          NINE MONTHS
                                                                                     ENDED                 ENDED
                                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                              --------------------  --------------------
                                                                                1997       1996       1997       1996
                                                                              ---------  ---------  ---------  ---------
Revenue.....................................................................  $  11,258  $   7,737  $  32,267  $  21,224
Operating expenses:
  Technical staff...........................................................      5,711      4,287     16,445     11,584
  Selling and administrative staff..........................................      2,113      1,299      6,087      3,727
  Other expenses............................................................      1,946      1,417      5,825      3,834
  Special compensation expense..............................................         71        655        259        655
                                                                              ---------  ---------  ---------  ---------
Total operating expenses....................................................      9,841      7,658     28,616     19,800
                                                                              ---------  ---------  ---------  ---------
Income from operations......................................................      1,417         79      3,651      1,424
Interest income (expense), net..............................................        264        (59)       161       (103)
                                                                              ---------  ---------  ---------  ---------
Income before provision for income taxes....................................      1,681         20      3,812      1,321
Provision for income taxes:
  Nonrecurring charge for termination of Subchapter S.......................         --         --      1,200         --
  Selection C Corporation...................................................        570         --        670         --
                                                                              ---------  ---------  ---------  ---------
Total provision for income taxes............................................        570         --      1,870         --
                                                                              ---------  ---------  ---------  ---------
  Net income................................................................  $   1,111  $      20  $   1,942  $   1,321
                                                                              ---------  ---------  ---------  ---------
                                                                              ---------  ---------  ---------  ---------
Earnings per share..........................................................  $    0.11
Pro forma information:                                                        ---------
                                                                              ---------
Historical income before provision for income taxes.......................                $      20  $   3,812  $   1,321
Pro forma provision for income taxes......................................                $       8  $   1,380  $     502
Pro forma net income........................................................              $      12  $   2,432  $     819
Pro forma earnings per share................................................              $      --  $    0.30  $    0.12
Weighted average common shares and equivalents outstanding..................     10,275       6,881      8,189      6,881

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                  NINE MONTHS
                                                                                              ENDED SEPTEMBER 30,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
Operating activities
  Net income...............................................................................  $    1,942  $   1,321
  Adjustments to reconcile net income to net cash provided by operating activities:
      Special compensation.................................................................         259        655
      Depreciation and amortization........................................................         597        294
      Bad debt expense.....................................................................          45         --
  Changes in operating assets and liabilities:
      Accounts receivable..................................................................      (1,893)     1,894
      Due to/from related party............................................................        (258)        --
      Unbilled revenue under customer contracts............................................         106         (5)
      Prepaid expenses and other current assets............................................          40         32
      Accounts payable and accrued expenses................................................       1,003        258
      Deferred revenue.....................................................................        (125)       101
      Income taxes.........................................................................         694         --
                                                                                              ---------   ---------
        Net cash provided by operating activities..........................................       2,410      4,550
Investing activities
  Purchase securities......................................................................     (21,277)        --
  Acquisition of property and equipment....................................................      (2,410)    (1,092)
                                                                                              ---------   ---------
        Net cash used in investing activities..............................................     (23,687)    (1,092)
Financing activities
  Repayments of line of credit.............................................................      (5,125)        --
  Capital contributions, net...............................................................          --     (3,488)
  Dividend to S corporation stockholders...................................................      (1,400)        --
  Issuance of common stock.................................................................      25,970         --
                                                                                              ---------   ---------
        Net cash provided by (used in) financing activities................................      19,445     (3,488)
Net decrease in cash.......................................................................      (1,832)       (30)
Cash and cash equivalents, beginning of period.............................................       3,182         34
                                                                                              ---------   ---------
Cash and cash equivalents, end of period...................................................  $    1,350  $       4
                                                                                              ---------   ---------
                                                                                              ---------   ---------
Non-cash activities:
  Unrealized loss on investments...........................................................  $       52  $       --
                                                                                              ---------   ---------
                                                                                              ---------   ---------
  Reduction of income taxes payable associated with the exercise of stock options..........  $      115  $       --
                                                                                              ---------   ---------
                                                                                              ---------   ---------

                          See accompanying notes.

PSW TECHNOLOGIES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

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

    The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Registration Statement on Form S-1. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted for financial statements issued for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the presentation of primary earnings per share is replaced with basic earnings per share, the calculation of which excludes the dilutive effect of common stock equivalents. The impact is expected to result in a basic earnings per share for the quarter ended September 30, 1997 and 1996 of $.13 and $.00. Basic pro forma earnings per share for the nine months ended September 30, 1997 and 1996 is expected to be $.35 and $.15, respectively.

    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes all revenues, expenses, gains, and losses recognized during the period regardless of whether they are considered to be results of operations of the period. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect SFAS No. 130 to have a material impact on the financial statements.

PSW Technologies, Inc.
Notes to Condensed Financial Statements
September 30, 1997

    In June 1997, the Financial Accounting Standards Board issued Statement No. 131, ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the SFAS No. 131 for relevant disclosures.

3. INVESTMENTS

    Effective June 10, 1997, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). This statement requires that investments in debt and equity securities be classified as trading, held-to-maturity, or available-for-sale. The Company's investments, primarily tax-exempt investment grade securities, are classified as available-for-sale and are recorded in the accompanying financial statements at fair market value. Under SFAS No. 115, unrealized changes in fair market value are recorded directly to stockholders' equity, net of applicable income taxes. To date, neither unrealized changes in fair market value, nor realized gains or losses from sales of securities have been material.

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

    Upon the termination of its Subchapter S status, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    The estimated current and deferred tax effect of these changes, including the effect of the change in the method of accounting based on the Company's estimated 1997 taxable income, resulted in a nonrecurring charge of approximately $1.2 million for termination of the Company's Subchapter S status in the second quarter of 1997. The Company also paid a dividend of $1.4 million to its S corporation stockholders during the third quarter of 1997. The dividend was estimated to approximate the tax that the S stockholders will be required to pay on the 1997 taxable income allocated to them.


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

    Upon termination of its Subchapter S status, the Company reclassified its accumulated deficit of approximately $900,000 to additional paid-in capital, in accordance with SEC Staff Advisory Bulletins.

PSW Technologies, Inc.
Notes to Condensed Financial Statements
September 30, 1997

    On June 10, 1997, the Company completed an initial public offering of 2,850,000 shares of its authorized but un- issued Common Stock at a price to the public of $9.00 per share. The net proceeds of the offering were approximate- ly $22.2 million. In connection with its initial public offering, the Company granted the underwriters of the offering an option to purchase up to 427,500 shares of Common Stock to cover over-allotments. On July 2, 1997, the underwriters exercised their option, purchasing 427,500 shares of the Company's Common Stock, resulting in additional net proceeds to the Company of approximately $3.6 million.

6. PRO FORMA PROVISION FOR INCOME TAXES

    Pro forma provision for income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

7. PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options using the treasury stock method. Pursuant to the SEC Staff Accounting Bulletin No. 83, such computations include all common and common equivalent shares issued within twelve months of the offering date as if they were outstanding for all periods presented using the treasury stock method.


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

OVERVIEW

    PSW Technologies, Inc. is a software services firm that provides high value solutions to technology vendors and business end-users by mastering and applying critical emerging technologies. These critical technologies include web client/server applications, Windows NT migration and systems management technologies. Technology vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. Business end-users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use.

    To date, revenue has been generated principally from time-and-materials contracts for the Company's software services. Revenue from time-and-materials contracts is recognized during the period in which the services are provided. The Company also enters into fixed price contracts for its software services. Revenue from fixed price contracts is recognized using the percentage-of-completion method over the term of the client contract, measured by the labor incurred as a percentage of the estimated total labor. The cumulative impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract by contract basis and are recognized in the period in which such losses are determined. There can be no assurance of the accuracy of the Company's future work completion estimates, and operating results may be adversely affected by inaccurate estimates of contract related labor.

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

NONRECURRING CHARGE FOR TERMINATION OF SUBCHAPTER S ELECTION

    Upon formation, the Company elected to operate as an S corporation under the Internal Revenue Code of 1986, as amended. As such, the Company's taxable income was included in the individual income tax returns of its stockholders (with certain exceptions under state and local income tax laws). With the closing of its initial public offering, the Company's Subchapter S status was terminated and the Company became subject to corporate income taxes and was required to change its method of tax accounting from the cash to the accrual method.

    The estimated current and deferred tax effect of these changes, including the effect of the change in the method of accounting based on the Company's estimated 1997 taxable income, resulted in a nonrecurring charge of approximately $1.2 million for termination of the Company's Subchapter S status in the second quarter of 1997. The Company also paid a dividend of $1.4 million to its S corporation stockholders during the third quarter of 1997. The dividend was estimated to approximate the tax that the S stockholders will be required to pay on the 1997 taxable income allocated to them.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:


                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------     -----------------
                                      1997         1996      1997        1996
                                      ----         ----      ----        ----
Revenue............................   100%         100%      100%        100%
Operating expenses:
Technical staff....................    51           55        51          55
Selling and administrative staff...    19           17        19          18
Other expenses.....................    17           18        18          18
Special compensation expense.......     1            9         1           3
  Total operating expense..........    88           99        89          94

Income from operations.............    12            1        11           6
Interest income (expense), net.....     2           (1)       --           6
Provision from income taxes........     5           --         4           2
Net income.........................     9%          --%*       7%*         4%*

------------------------

* Net income is presented on a pro forma basis as if the Company had been fully subject to federal and state income taxes.


First Nine Months of 1997 Compared to First Nine Months of 1996

REVENUE

    The Company's revenue consists primarily of fees for software services provided. Revenue was $32.3 million in the first nine months of 1997, up 52% over $21.2 million for the first nine months of 1996, principally due to increases in the scope and number of client projects. Revenue attributable to software services rendered to technology vendors was $19.3 million and $13.7 million in first nine months of 1997 and the first nine months of 1996, respectively, an increase of 41% in the first nine months of 1997 over the first nine months of 1996. Revenue attributable to software services rendered to business end-users was $13.0 million and $7.5 million for the first nine months of 1997 and the first nine months of 1996, respectively, an increase of 73% in the first nine months of 1997 over the first nine months of 1996.

    One client, including its wholly owned subsidiaries, accounted for 42% and 53% of revenue in each of the first nine months of 1997 and 1996, respectively. Another client accounted for 16% of revenue for the first nine months of 1996. No other client accounted for more than 10% of revenue for either period.

TECHNICAL STAFF

    Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $16.4 million in the first nine months of 1997, an increase of 42% over

$11.6 million for the first nine months of 1996. The increase in technical staff expenses was primarily due to the addition of personnel necessary to service the increase in the scope and number of client projects. Technical staff expenses declined to 51% of revenue in the first nine months of 1997 from 55% in the first nine months of 1996, primarily as a result of improved pricing of client projects in 1997.

SELLING AND ADMINISTRATIVE STAFF

    Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, all commissions and bonuses, and the cost of technical staff salaries for technical staff personnel assigned to methodology development projects or performing selling or training related tasks. Selling and administrative staff expenses were $6.1 million in the first nine months of 1997, an increase of 63% from $3.7 million in the first nine months of 1996. The increase in selling and administrative staff expenses in the first nine months of 1997 was primarily due to the addition of sales and administrative personnel, and technical staff training necessary to support the Company's growth. Selling and administrative staff expenses were 19% of revenue in the first nine months of 1997 compared to 18% of revenue in the first nine months of 1996, primarily as a result of increases in the sales staff.

OTHER EXPENSES

    Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $5.8 million in the first nine months of 1997, an increase of 52% over other expenses of $3.8 million in the first nine months of 1996, principally due to increased costs associated with the increases in the Company's technical and sales and administrative staff. Other expenses were 18% of revenue in each of the first nine month periods in 1997 and 1996, respectively.

SPECIAL COMPENSATION EXPENSE

    During 1997, special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $259,000, or 1% of revenue, in the first nine months of 1997.

    In the third quarter of 1996, special compensation expense of $655,000 was incurred related to the cancellation of a note, including interest, issued by an officer of the Company to Pencom Systems Incorporated.

INCOME FROM OPERATIONS

    Income from operations increased to $3.7 million in the first nine months of 1997, up 156% from $1.4 million in the first nine months of 1996. Income from operations was 11% of revenue in the first nine months of 1997, up from 6% in the first nine months of 1996. If income from operations was adjusted to exclude the special compensation expense referred to above, such income from operations would have been $3.9 million and $2.1 million for the first nine months of 1997 and 1996, respectively resulting in an 88% increase. Excluding the special compensation expense, income from operations represents 12% and 10% of revenues for the first nine months of 1997 and 1996, respectively.

PRO FORMA PROVISION FOR INCOME TAXES

    Pro forma provision for income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation prior to the completion of its initial public offering.

PRO FORMA NET INCOME

    Pro forma net income was $2.4 million in the first nine months of 1997, up 197% from $819,000 of pro forma net income for the first six months of 1996. Pro forma net income was 7% of revenue in the first nine months of 1997, up from 4% in the first nine months of 1996. If pro forma net income was adjusted to exclude the special compensation expense referred to above, such pro forma net income would have been $2.6 million and $1.2 million for the first nine months of 1997 and 1996, respectively resulting in an 117% increase. Excluding the special compensation expense, pro forma net income represents 8% and 6% of revenues for the first nine months of 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had cash and cash equivalents and investments totaling $22.6 million, an increase from $3.2 million at December 31, 1996, primarily as a result of the completion of an initial public offering of 2,850,000 shares of its Common Stock at a price to the public of $9.00 per share on June 10, 1997. Of the approximately $22.2 million of net proceeds of the offering to the Company, approximately $3.0 million were used to repay the principal amount and accrued interest outstanding under the Company's credit facility, as amended (the "Credit Facility"), with Texas Commerce Bank National Association, a subsidiary of the Chase Manhattan Corporation ("TCB"). In connection with the completion of its initial public offering, the Company also recorded liabilities for the payment of an estimated $1.8 million income tax obligation payable over two years resultant from the conversion from a cash basis to accrual basis method of tax accounting upon the termination of its Subchapter S election and the payment of a $1.4 million dividend to its S stockholders in respect of the estimated tax that the S stockholders will be required to pay on the estimated 1997 taxable income allocated to them.

    The Company maintains a Credit Facility with TCB providing for borrowings of up to $6.5 million. The Credit Facility is secured by accounts receivable and expires on November 7, 1997. Available borrowings under the Credit Facility are based upon a percentage of the Company's eligible accounts receivable. At September 30, 1997, no amount was outstanding under the Credit Facility.

    The Company currently plans to make additional investments in property and equipment of approximately $400,000 in 1997, principally for software and personal computers and other technology equipment.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND MARKET PRICE OF SECURITIES

    CLIENT AND INDUSTRY CONCENTRATION; DEPENDENCE ON LARGE PROJECTS. The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of large clients. The Company's five largest clients in each of 1995, 1996 and the first nine months of 1997, accounted for approximately 88%, 82% and 68%, respectively, of its revenue in each such period. The Company's largest client, International Business Machines Corp., together with its subsidiaries (collectively, "IBM"), accounted for approximately 52% and 42% of its revenue in 1996 and the first nine months of 1997, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of, or reduction in the Company's services required by, any large client could have a material adverse effect on the Company's business, financial condition and results of operations. Most of the Company's contracts are terminable by the client following limited notice and without penalty to the client. Further, the level of investment by the Company's clients in information technology ("IT") projects can be adversely affected by a number of factors, including changes or developments in the general technology landscape and the internal budget cycles of such clients. The cancellation of a large project or a significant reduction in the scope of any such project could have a material adverse effect on the Company's business, financial condition and results of operations, and in the past the cancellation of large projects has adversely impacted the Company's earnings.

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

    FIXED-PRICE CONTRACTS AND OTHER PROJECT RISKS. During 1996 and the first nine months of 1997, approximately 12% and 21%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. Revenue generated on a fixed price basis may continue to increase in the future. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commits unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

    MANAGEMENT OF GROWTH. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 452 full-time employees at September 30, 1997, and further significant increases are expected. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operations, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

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

    NEED TO ATTRACT AND RETAIN PROFESSIONAL STAFF. The Company's success will depend in large part upon its ability to attract, train, retain, motivate and manage highly skilled employees, particularly project managers and other senior technical personnel. Significant competition exists for employees with the skills required to perform the services offered by the Company, and the Company requires that a significant number of such employees travel to client sites to perform services on its behalf, which may make a position with the Company less attractive to potential employees. Qualified project managers, software architects and senior technical and professional staff are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. There can be no assurance that a sufficient number of highly skilled employees will continue to be available to the Company, that potential employees will be willing to travel to client sites, or that the Company will be successful in training, retaining and motivating current or future employees. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impact the Company's ability to adequately manage and staff its existing projects and to bid for or obtain new projects, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

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

    CONTROL BY SHAREHOLDERS OF PENCOM; POTENTIAL CONFLICTS OF INTEREST. The current shareholders of Pencom own approximately 56% of the outstanding shares of the Company's Common Stock. In addition, as of September 30, 1997, the shareholders of Pencom collectively held warrants to purchase 200,016 shares of Common Stock of the Company at an exercise price of $0.04 per share (in excess of 2% of the outstanding Common Stock). As a result, the current shareholders of Pencom retain the voting power required to elect all directors and otherwise control the management and affairs of the Company, including any determinations with respect to acquisitions, dispositions, borrowings, issuances of Common Stock or other securities or the declaration and payment of any dividends on the Common Stock. This concentration of ownership and voting control may have the effect of delaying or preventing a change in control of the Company, or causing a change in control of the Company that may not be favored by the Company's other stockholders. There can be no assurance that such ability to prevent or cause a change in control of the

Company will not have a material adverse effect on the price of the Common Stock. There can be no assurance that conflicts of interest between Pencom and the Company will not arise in a number of areas relating to their past and ongoing relationships, or that any such conflict of interest will be resolved in a manner favorable to the Company, including potential competitive business activities, indemnity arrangements, registration rights, sales or distributions by the shareholders of Pencom of their shares of Common Stock and the exercise by the shareholders of Pencom of their ability to control the management and affairs of the Company. Any adverse change in the Company's relationship with Pencom or with Pencom's shareholders could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and the ability to deliver on a fixed price as well as a time-and-materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside of its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff; the ownership by competitors of software used by potential clients; the development by others of products and services that are competitive with the Company's services; the price at which others offer comparable services; the ability of its clients to perform the services themselves; and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or income to decline or otherwise materially adversely affect its business, financial condition and results of operations. The Company has entered into employment agreements with each of its executive officers. These agreements contain provisions which, among others, prohibit the employee from disclosing or otherwise using certain confidential information, assign to the Company inventions or ideas conceived by the employee during his employment, prohibit solicitation by the employee of clients and other employees of the Company and prohibit the employee from accepting any opportunity (whether by contract or full-time employment) with the Company's clients. Furthermore, the Company's employment agreement with Dr. W. Frank King, the Company's President and Chief Executive Officer, contains provisions, which for a period of two years after termination, restrict Dr. King's ability to provide services to, or solicit the business of, the Company's clients and prospective clients. There can be no assurance that any of the foregoing measures will provide the Company with adequate protection.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES
        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits

 NUMBER                   DESCRIPTION
---------  -------------------------------------------------------------------
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

   **10.1 Bridgepoint Lease Agreement dated October 31, 1996 between the Registrant and Investors Life Insurance Company of North America.

   **10.2 Lease Guarantee effective January 31, 1997 between the Registrant and Pencom Systems Incorporated.

   **10.3 Office Lease dated April 25, 1996 between G&W Investment Partners and Pencom Systems Incorporated, as amended.

   **10.4 Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and Pencom Systems Incorporated.

    #10.5 Software Development Agreement having an effective date of March 9, 1994 between the Registrant and Canon Computer Systems, Inc., as amended.

    #10.6 Software Licensing Agreement having an effective date of June 13, 1996 between the Registrant and Canon Computer systems Incorporated.

   **10.7 Service Agreement No. 200.504 dated November 26, 1990 between the Registrant and International Business Machines Corporation, as amended to date.

   **10.8 Software Task Order Agreement dated November 20, 1995 between the Registrant and Tivoli Systems, Inc., as amended.

   **10.9 Loan agreement dated November 16, 1995 between Tivoli Systems, Inc. and the Registrant.

   #10.10 Software & Methodology Licensing Agreement dated November 4, 1996 between the Registrant and Embarcadero Systems Corporation.

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

  **10.24 Employment Agreement dated October 19, 1993 4 between the Registrant and Brian Baisley.

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

  **10.36  Warrant dated October 1, 1996 issued by the Registrant to Joy
           Venegas.

     11.1  Computation of Pro Forma Earnings Per Share.

     27.1  Financial Data Schedule

------------------------
** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-21565).

# The Company has been granted confidential treatment with respect to certain portions of these documents. The portions of these documents which have been omitted are denoted by an asterisk[*]. The omitted portions of these documents have been filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.



        (b) Reports on Form 8-K
            None.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PSW TECHNOLOGIES, INC.
                                       (REGISTRANT)

DATE: NOVEMBER 13, 1997                /S/ Dr. W. Frank King
                                       ------------------------------
                                       DR. W. FRANK KING
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)


DATE: NOVEMBER 13, 1997                /S/ Patrick D. Motola
                                       ------------------------------
                                       PATRICK D. MOTOLA
                                       SENIOR VICE PRESIDENT OF OPERATIONS,
                                       CHIEF FINANCIAL OFFICER
                                       AND SECRETARY (PRINCIPAL FINANCIAL
                                       OFFICER)


DATE: NOVEMBER 13, 1997                /S/ Keith D. Thatcher
                                       ------------------------------
                                       KEITH D. THATCHER
                                       VICE PRESIDENT OF FINANCE AND
                                       TREASURER (PRINCIPAL ACCOUNTING OFFICER)