Form 10-K
period 1997-12-31
PSW TECHNOLOGIES INC
filed 1998-03-27
CIK 1030487

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

|X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-22327

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

                                 (512) 343-6666
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
Title of Securities                                Exchanges on which Registered
None.                                              None.

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|
         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 2, 1998 as reported on the Nasdaq National Market, was approximately $28 million.
         As of March 2, 1998, the Registrant had outstanding 8,987,874 shares Common Stock.

                       Documents Incorporated By Reference
     Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  Business

         This Business section and other parts of this Form 10-K contain forward-looking statements that involve risk and uncertainties including statements regarding customer and industry concentration. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Operations" in Item 7 of this Form 10-K.

         PSW Technologies, Inc. ("PSW" or the "Company") provides systems integration and software development services to information technology ("IT") vendors and IT users. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. Services are typically provided on a project or mission basis. In project-based engagements, PSW is retained to complete a specifically defined set of tasks, such as porting a specific version of client software to a new release of an operating system. In mission-based engagements, PSW is retained to manage, on an ongoing basis, a specific mission within the client organization, such as responsibility for all testing functions for a client organization. Mission engagements involve multiple projects and releases which generally come up for renewal on an annual or other periodic basis.

         The Company is flexible in structuring the terms of its client engagements, often using a time-and-materials pricing model with set project milestones, but employing a fixed-price model per phase in certain circumstances. The Company works in partnership with its clients at the client site or at PSW's facilities, as appropriate. This flexible, joint development approach, together with the Company's utilization of proprietary methodologies, is designed to reduce risks to PSW and its clients, maximize client satisfaction and allow PSW to transfer expertise to its clients.

         The Company was founded in 1989 as a separate division of Pencom Systems Incorporated, ("Pencom"), a privately held corporation, to take advantage of the large numbers of subcontractors placed by Pencom with IBM's AIX organization in Austin, Texas. PSW was incorporated in Delaware in August 1996. In October 1996, Pencom contributed certain assets and associated liabilities of its software division and a portion of a software contract that had previously been allocated to other operations of Pencom to the Company in exchange for all of the outstanding Common Stock of the Company and certain warrants issued to Pencom and certain of its employees to purchase shares of Common Stock of the Company. The Company completed an initial public offering of 3,277,500 shares of Common Stock in June and July of 1997 in which the Company received $25.7 million in net proceeds. The Company maintains its principal executive offices at 6300 Bridgepoint Parkway, Building 3, Suite 200, Austin, Texas 78730, and its telephone number at such location is (512) 343-6666.

Industry Background

         The growing worldwide demand for IT services has been driven by the increasing reliance on IT as a strategic tool for addressing critical business issues. Deregulation, globalization and technological innovation are accelerating the rate of change in business, resulting in a more complex and intensely competitive business environment. Organizations face constant pressures to improve the quality of products and services, reduce cost and time to market, improve operating efficiencies and strengthen customer relationships. These pressures are increasingly causing business managers to utilize IT to integrate and streamline business processes with customers and suppliers thereby decreasing response time, lowering costs and improving information flow. These trends, together with rapid advances in technology, are primarily driving the move from traditional host-based legacy computing systems to more flexible and functional technologies, including the Internet, Web based user interfaces, client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

         In order to compete in this business environment, IT departments of Fortune 1000 companies often must deploy custom designed software applications composed of multiple operating systems, databases, programming languages and networking protocols throughout the enterprise. At the same time, competitive conditions and cost pressures are increasingly forcing such companies to focus on core competencies and reduce or limit the growth of their IT workforce.

         In addition to the increasing demand for more responsive technologies to address these business challenges, technology as a whole is becoming more complex and individual technology life-cycles are shortening at a faster rate. The foregoing has placed increasing pressure on IT vendors to bring new products and new versions of proven products to market faster and simultaneously to ensure that those products operate with an increasing number of platforms and middleware.

         The convergence of these trends is resulting in (i) an increasing movement of Fortune 1000 companies toward joint projects with software service firms that have a high level of expertise in critical emerging technologies, rather than relying on their internal resources for the design and implementation of enterprise business systems and (ii) an increasing need within the research and development departments of key vendors of critical emerging technologies to outsource to software service firms a portion of the development, porting and testing of their existing and new products. Accordingly, a growing number of IT users and IT vendors are seeking the help of software services firms with strong technical expertise in critical emerging technologies and the ability to implement high value solutions on a prompt and cost-effective basis.

The PSW Strategy

         PSW provides high value solutions to IT vendors and IT users by mastering and applying critical emerging technologies, including Web based distributed computing, object-oriented development, advanced operating systems and systems management technologies. PSW targets companies that are developing technologies which it believes will be important to, and likely to be widely deployed by, its current and potential IT user clients. Through these engagements, PSW often gains an early and comprehensive understanding of critical emerging technologies and is therefore well positioned to service the continued needs of these and other IT vendors, as well as the needs of the IT user community. The Company incorporates the knowledge and expertise derived from each of its client projects into its proprietary Genova methodologies, enabling PSW to retain and distribute its institutional knowledge throughout the Company and to achieve improvements in cost, quality and speed on client projects.

Services

IT Vendor Clients

         The Company provides software research and development services that enable its IT vendor clients to improve the quality and speed to market of their products and, PSW believes, to achieve an earlier flow of revenue and increased revenues over the long term. PSW's services also enable these clients to focus on their core competencies, limit their permanent headcount and relieve temporary workload spikes.

         The Company's experience with, and knowledge of, IT vendors' products often leads to significant follow-on work in related projects with these vendors, other IT vendors and IT users. At the same time, PSW's experience with IT users allows it to assist its IT vendor clients as they seek to achieve wide-spread adoption of their technologies and enables PSW to give valuable feedback to such IT vendors regarding the most appropriate business use for their respective technologies.

The Company offers the following suite of services to its IT vendor clients:

             Development Services

The Company assists clients in the development of products, the addition of new capabilities to existing products and the development of specialized software for clients' customers. PSW's experience in computer architecture, system performance, operating systems, device drivers and middleware, as well as its software development methodology, position the Company to enable its clients to deliver critical software to the marketplace in a timely fashion.

           Porting Services

         The Company assists clients in the porting of their software products to other computing platforms. PSW has extensive operating system experience with Windows NT, Windows 95, Solaris, AIX, HP/UX and NEXTSTEP, as well as with the compilers and development tools required to port software. The Company performs the porting, testing and documentation of the client product to the specified operating environments. The Company utilizes its Genova porting methodology to efficiently assess the portability of software to Windows NT and other operating environments, to determine the best approach for completing ports in a timely manner and for improving future software portability.

             Testing Services

         The Company assists clients in test planning, test suite development and test execution. System verification testing involves the design of tests to ensure that products adhere to the specifications and standards demanded by the client. Compatibility testing verifies that specific programs and devices work with new operating system software. Standards compliance testing involves the development of test suites to verify binary or source code compatibility with published standards.

             Advisory Services

         The Company provides advisory services to assess development, porting, testing or support projects from a technical, process and project management viewpoint. The Company utilizes its Genova methodology and prior experience to identify areas of improvement and make recommendations. In addition, assessment services are often used to allow for the necessary research and evaluation to develop a more extensive proposal for a client.

             Support Services

         The Company provides customized technical support for complex systems to software developers or users. Support is provided on-site, on-line and by telephone. The Company's services include help desk, defect correction and critical situation support.

IT User Clients

         The Company also develops high value, mission critical enterprise business systems designed to enable its IT user clients to improve the quality of the services they provide to their customers through enhanced information capture and control, increased accuracy and efficiency and decreased costs and response times. The Company offers services ranging from consulting, to custom system development, to the development of systems management solutions. The Company provides enterprise solutions in a wide variety of computing environments utilizing leading technologies, including Web/Internet, client/ server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

        The Company focuses on long-term, strategic enterprise solutions due to their greater value to the client than departmental systems, and the corresponding potential for longer-term relationships. In addition, enterprise system projects are typically larger and more technically complex than departmental system projects, thereby creating a barrier to entry for smaller services firms and increasing the importance of the breadth and depth of PSW's technical expertise when competing with other firms regardless of their size.

         The Company offers the following suite of services to its IT user clients:

            Custom Application Development Services

         PSW provides services to design, construct and deploy custom enterprise business systems utilizing Web, Internet, client/server and object oriented technologies. The Genova Business Systems Development Methodology is used to define business objectives, gather requirements and perform analysis, and then design, implement, test and deploy the system. The project team for a typical engagement consists of PSW personnel and client personnel, with PSW providing project management and overall technical leadership. Engagement durations may last several years and involve deployment of multiple versions of the business system.

             Systems Management Implementation Services

         The Company provides planning, design and implementation services for systems management. These services determine the availability, performance, capacity and servicing requirements of the clients' computing infrastructure and applications. Then using industry products primarily associated with the Tivoli Management Environment, PSW offers serivces to design, install, configure and test a specific system management solution for the client.

             Enterprise Consulting Services

         The Company offers enterprise consulting services to assist clients with the assessment, monitoring and management of projects. PSW utilizes its Genova Assessment Methodology, which involves a seven step process to define the focus of the assessment, conduct the required research, analyze the findings and provide specific actions and recommendations to the client. The Genova Business Systems Development Methodology is also used as a benchmark to determine missing components or deliverables in the client's project or process. The deliverable in an enterprise consulting engagement consists of a report identifying a project's strengths and weaknesses, assessing schedule and resource plans and recommending specific actions. A summary report is typically presented to the client's management.

  Genova Methodologies

         Software development, testing, delivery and deployment is a complex process. Consequently, PSW employs its Genova methodologies to lower the risk of project overruns or client dissatisfaction.

         The Company believes that successful software projects require a well designed approach, development process and underlying procedures to organize the project team to efficiently accomplish numerous interrelated tasks. PSW's Genova methodologies achieve this by defining the specific deliverables required at each phase of the development process, the tasks required to develop them, examples and templates. In addition, because the methodologies provide a common structure between projects, PSW team members can tap the experience, ideas, measurements and estimates of other teams who have worked on similar engagements. Technical staff members can often get the latest information about technologies being used on the project from PSW professionals who are working on projects with the IT vendors who develop and support that technology.

         Genova methodologies have several common elements that help align client expectations with the project objectives. All the methodologies consist of a thorough definition phase where client objectives and user or marketplace requirements are defined. The definition phase of a project emphasizes specifications which can be positively verified during the testing phase. Genova methodologies also emphasize proper up front design prior to implementation to minimize the risk of design flaws. The implementation phase of each methodology includes a complete testing plan, one of the frequently underestimated parts of a project.

Marketing and Sales

  Marketing

         Strategic market planning is performed by the executive staff of the Company, which actively seeks guidance from a number of sources to make strategic decisions. These sources include PSW clients, senior technical staff members, sales personnel and numerous executive contacts throughout the industry. The executive staff meets off-site quarterly to discuss strategic issues and actions. Action items are identified and tracked between meetings. Senior technical staff members meet twice a year at the PSW Technology Forum to share their views and produce a set of strategic actions for themselves and for the executive staff to pursue business opportunities resulting from changes in the technology landscape.

         The marketing department controls and promotes key corporate messages, consistent marketing programs and materials and ongoing public relations. This is accomplished by working in coordination with Company initiatives and through a program of regular communication of newsworthy items to key press and industry analysts. Public relations is the primary vehicle used to promote corporate image through the use of client case studies and placement of technical articles by senior technical staff.

         Service marketing supports the sales process by producing qualified leads. The Company focuses on implementing a "value chain" that seeks to align the communication and delivery of the highest value services possible to the client. This includes marketing, sales, project management, methodologies, recruiting, training and any other initiatives required to deliver consistent, high quality service. The marketing emphasis is on communicating the value of the service to the client and demonstrating PSW's capabilities to deliver the service effectively.

         The Company's marketing programs emphasize relationships with IT vendors, clients and other key partners to shorten the sales cycle and increase the productivity of PSW's sales resources. PSW works closely with these companies during the sales process to present a unified proposal to the client. At the same time, PSW does not resell hardware or software products of any other IT vendor, maintaining its independence to recommend the appropriate solution to each of its clients.

Sales

         PSW's sales force consists of Business Development Managers and Senior Account Managers. Business Development Managers identify appropriate business opportunities and client needs. Senior members of the technical staff provide high level technical consulting early in the client relationship to thoroughly explore the client's needs and to propose solutions. These solutions often result in PSW projects involving project managers and technical professionals, in which case a Senior Account Manager will be assigned to oversee the project and serve as the primary account manager.

         Senior Account Managers are experienced professionals in both relationship management and in understanding the business needs of either IT vendors or IT users. They are responsible for achieving high client satisfaction and growing additional business in their assigned accounts. Business Development Managers are paid a commission based on the gross margin of business they obtain. Commissions are also structured to incent finding new clients and to incent the sale of larger engagements. Senior Account Managers are also commissioned but have a higher base salary and lower commission leverage than a Business Development Manager.

         The sales and marketing organization utilizes a formal proposal process to identify engagements in which the Company's technical skills and project management capabilities are well suited to meet the needs of prospective clients. The proposal process also involves reviews with the client, which are designed to ensure that the engagement is based upon a jointly developed proposal. In some cases, the client pays for an assessment to analyze the project and make a detailed proposal. Time schedules and cost estimates are prepared by the technical staff. A pricing model is used to determine whether the engagement will meet or exceed Company margin targets for new business. Pricing for fixed price projects must be approved by a Senior Vice President.

         PSW serves clients throughout the United States. The Company seeks to establish sites in those areas that have a high concentration of IT vendors. Current sites include Austin, Boston, and Seattle. Each site has a site manager and sales resources to grow the Company's business and base of clients. In addition, the Company has established a sales office in Chicago, Illinois in order to focus on IT user opportunities. Once an engagement is started, key personnel travel or relocate to the project site and new personnel are added by both local and national recruiting efforts.

Employees

         PSW's workforce has grown significantly over the past three years, increasing from 167 full-time employees at December 31, 1994 to 461 full-time employees at December 31, 1997. PSW believes that attracting and retaining superior and innovative technical professionals, project managers and executive management is a critical element in its ability to deliver high quality services to its clients. Accordingly, PSW focuses on identifying and recruiting highly qualified technical professionals at all levels within the Company. In order to retain these professionals, the Company maintains a culture and implements numerous programs that emphasize the importance of its employees, including training, career development and incentive programs.

         None of the Company's employees is covered by a collective bargaining agreement. Substantially all of the Company's employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreements as a condition of employment by the Company.
Management considers its relations with its employees to be good.

  Selection and Recruiting

         Prior to October 1995, the Company relied significantly upon the recruiting services of Pencom for its technical staff hires. Since that time, the Company has decreased its reliance on Pencom by building its internal recruiting infrastructure for technical staff hires, with Pencom accounting for less than 15% and 4% of the Company's hires in 1996 and 1997, respectively. Currently, the Company is a party to recruiting agency agreements with Pencom and several other outside recruiting firms.

         The Company utilizes dedicated recruiters to support management in identifying, staffing and building pipelines for the skill types required to meet the Company's sales efforts. PSW has a comprehensive interview and evaluation process, which typically includes a full day of technical interviews. The Company utilizes a sophisticated on-line recruiting system from Resumix to quickly capture candidate resumes, allow for specific skill searches and manage the work flow associated with a specific search.

         In addition, PSW has established an employee referral program pursuant to which existing employees receive a cash incentive for each person they refer who becomes a PSW employee. This referral program has provided the Company with a cost-effective means of identifying and recruiting high quality employees. In addition to agencies and employee referals, the Company utilizes advertising, job fairs and its Website to identify potential employees.

  Career Development and Training

         The Company has developed a separate Professional Development department within Human Resources which is designed, among other things, to ensure that project assignments and training are consistent with each employee's career aspirations and that each employee receives meaningful quarterly and annual performance reviews. In addition, the Company's "technical career ladder" enables highly qualified technical professionals to reach the level of Architect, a position which entails substantial professional authority. Finally, the Company typically offers redeployment and/or relocation to employees upon business changes, such as the expiration of an engagement.

         The Company has developed strong internal training programs for its technical employees, including its Windows NT certification program for technical professionals working with the Windows NT operating environment, and the Genova Business Systems Development Academy coursework, which trains employees in object-oriented business systems development using the Genova methodology. In addition, the Company offers several management training programs to its senior employees, including Communications & Leadership, Overview of Management, Interviewing Effectively and Legally, Performance Reviews, and Progressive Discipline and Termination. Finally, PSW conducts semi-annual Technology Forums and Business Forums to increase communications and sharing among both business units and across all locations and disciplines within the Company.

Incentives

         The Company implements a number of compensation and other incentive programs designed to promote employee retention. Technical professionals are compensated in accordance with the Company's merit pay program, which is based on competitive salary ranges and is designed to reward employees based on their individual job level and their performance in that job level. In addition, the Company implements a "battle pay" program to compensate employees for extended on-site work away from home. The Company also issues Common Stock options to all PSW employees, with senior management and technical personnel receiving options at levels intended to build a significant and long-term commitment to the Company. Finally, the Company provides a competitive and comprehensive benefits program which includes health care, escalating vacation time and life insurance. Executives and other key employees participate in an annual bonus program. Other employees receive discretionary bonuses upon recommendation and approval by management.

Competition

         The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with consulting and software integration firms and the professional service organizations of certain hardware and application software vendors. In addition, there are a number of systems integrators who serve similar markets or provide similar services with whom the Company competes or may compete in the future. Many of these companies have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. There are relatively low barriers to entry into the Company's markets and the Company has faced and expects to continue to face additional competition from new entrants into its markets.

         The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and ability to deliver on a fixed-price as well as a time and materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff; the ownership by competitors of software used by potential clients; the development by others of products and services that are competitive with the Company's services; the price at which others offer comparable services; the ability of its clients to perform the services themselves; and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or income to decline or otherwise materially adversely affect its business, financial condition and results of operations. The Company has entered into employment agreements with each of its executive officers. These agreements contain provisions which, among others, prohibit the employee from disclosing or otherwise using certain confidential information, assign to the Company inventions or ideas conceived by the employee during his employment, prohibit solicitation by the employee of clients and other employees of the Company and prohibit the employee from accepting any opportunity (whether by contract or full-time employment) with the Company's clients. Furthermore, the Company's employment agreement with Dr. W. Frank King, the Company's President and Chief Executive Officer, contains provisions, which for a period of two years, restrict Dr. King's ability to provide services to, or solicit the business of, the Company's clients and prospective clients. There can be no assurance that any of the foregoing measures will prevent a former employee of the Company from enhancing the prospects of one of the Company's competitors.

Customers

         The Company has derived a significant portion of its revenue from a limited number of large clients. The Company's five largest clients in each of 1994, 1995, 1996 and 1997, accounted for approximately 77%, 88%, 82% and 63%, respectively, of its revenues in each such period. The Company's largest client, International Business Machines Corp., together with its subsidiaries (collectively, "IBM"), accounted for approximately 52% and 39% of its revenue in 1996 and 1997, respectively. The Company expects a decline in the level of IBM business in 1998 due to the completion of several projects for IBM nd the growth in non-IBM business. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of, or reduction in PSW services required by, any large client could have a material adverse effect on the Company's business, financial condition and results of operations.

         Most of the Company's contracts are terminable by the client following limited notice and without penalty to the client. Further, the level of investment by the Company's clients in IT projects can be adversely affected by a number of factors, including changes or developments in the general technology landscape and the internal budget cycles of such clients. The cancellation of a large project or a significant reduction in the scope of any such project could have a material adverse effect on the Company's business, financial condition and results of operations, and in the past the cancellation of large projects has adversely impacted the Company's earnings.

Intellectual Property Rights

         The Company's future success is dependent in part upon the maintenance and protection of its intellectual property rights and, to a lesser extent, upon its ability to license technology from its clients. The Company relies on a combination of copyrights, trade secrets and trademarks to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate, that competitors will not be able to develop similar or functionally equivalent methodologies or products or that the Company will be able to license technology from its clients in the future. Furthermore, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and no assurance can be given that foreign copyright and trade secret laws will adequately protect the Company's intellectual property rights. Litigation may be necessary to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the intellectual property rights of others, including the Company's clients, or to defend against claims of infringement. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. No assurance can be given that infringement or invalidity claims (or claims for indemnification resulting from infringement claims against third parties, such as clients) will not be asserted against the Company or that any such assertions would not have a material adverse effect on the Company's business, financial condition or results of operations. If infringement or invalidity claims are asserted against the Company or any of its licensees, litigation may be necessary to defend the Company or such licensees against such claims, and in certain circumstances the Company may choose to seek to obtain a license under the third party's intellectual property rights. There can be no assurance that such licenses will be available on terms acceptable to the Company, if at all.

Additional Factors That Affect Future Results

         In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

         Industry Concentration; Dependence on Large Projects. The Company has derived and believes it will continue to derive a significant portion of its revenue from the technology vendor industry. As a result, the Company's business, financial condition and results of operations are influenced by economic and other conditions affecting such industry, such as economic downturns which could lead to a reduction in spending on IT projects, which in turn could lead to fewer new research and development outsourcing projects being undertaken. Further, several of the Company's client contracts limit its ability to provide services to competitors of such clients, thereby restricting the field of potential future clients. In addition, as a result of the dynamic nature of the IT vendor industry, the Company may lose clients due to the acquisition, merger or consolidation of existing clients with entities which are not current clients of the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

         Fixed-Price Contracts and Other Project Risks. During 1996 and 1997, approximately 12% and 20%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

         Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and which provide benefits that may be difficult to quantify. The Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business, and may have a material adverse effect upon its business, financial condition and results of operations. The Company has undertaken, and may in the future undertake, projects in which the Company guarantees performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of damages by, PSW, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to limit its liability to clients, including liability arising from the Company's failure to meet clients' expectations in the performance of services, through contractual provisions, insurance or otherwise.

         Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 461 full-time employees at December 31, 1997. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

         Recent Organization; Absence of Operating History as an Independent Business; Limited Relevance of Historical Financial Information. Prior to October 1996, the Company conducted its business and operations as the software division of Pencom. Accordingly, the Company has only a limited independent operating history upon which an evaluation of the Company and its prospects can be based. Prior to October 1996, the Company also had limited accounting capability and depended upon Pencom for most accounting functions. By October 1, 1996, the Company had assumed responsibility for most internal accounting functions, but continued to depend upon Pencom for limited accounting support in connection with the Company's 1996 year-end audit. There can be no assurance that the Company will be successful in taking control of these functions from Pencom. The Company has also relied upon, and will continue to rely upon, Pencom for certain legal services and recruiting functions. The Company's management has only limited experience operating the Company as a stand-alone company, separate and apart from Pencom. Pencom has no obligation to provide financial or management assistance to the Company and has no plans to do so. The inability of the Company to operate successfully as an entity independent from Pencom would have a material adverse effect on the Company's business, financial condition and results of operations.

         The information presented for 1996 and prior periods herein reflects the financial position, results of operations and cash flows of the Company and its predecessor, the software division of Pencom, and such information does not necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had the Company been operated as a separate, stand-alone business for the periods presented prior to October 1, 1996.

         Variability of Quarterly Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter based on a number of factors, including the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the Company's success in earning bonuses or other contingent payments, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. Other factors may affect operating results includes customer budget cycles and customer spending priorities such as the Year 2000 issue. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. For example, while the number of professional staff the Company employs may be adjusted to reflect active projects, such adjustments take time and the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to focus on securing new client engagements. As a result, unanticipated variations in the number or progress toward completion of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in adverse changes to the Company's business, financial condition and results of operations. In the first quarter of 1998, revenues may be adversely impacted by the Company's lenghy sales cycle, among other matters, which may cause the Company's revenues and earnings to be below the expectations of securitites analysts. Any shortfall in revenue or earnings from expected levels or other failures to meet expectations of securities analysts or the market in general regarding results of operations could have an immediate and material adverse effect on the market price of the Company's Common Stock. Given the possibility of such quarterly fluctuations in revenue or earnings, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

         Need to Attract and Retain Professional Staff. The Company's success will depend in large part upon its ability to attract, train, retain, motivate and manage highly skilled employees, particularly project managers and other senior technical personnel. Significant competition exists for employees with the skills required to perform the services offered by the Company, and the Company requires that a significant number of such employees travel to client sites to perform services on its behalf, which may make a position with the Company less attractive to potential employees. Qualified project managers, software architects and senior technical and professional staff are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. There can be no assurance that a sufficient number of highly skilled employees will continue to be available to the Company, that potential employees will be willing to travel to client sites, or that the Company will be successful in training, retaining and motivating current or future employees. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impair the Company's ability to adequately manage and staff its existing projects and to bid for or obtain new projects, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

     Rapid Technological Advances; Risk of Targeting Emerging Technologies. The Company has derived, and will continue to derive, a substantial portion of its revenue from projects based on client/server systems.The client/server systems market is continuing to develop and is subject to rapid technological change. The Company's future success will also depend in part on its ability to develop

IT solutions which keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments in a timely manner or that, if addressed, the Company will be successful in the marketplace. The Company's delay or failure to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed, or services offered, by third parties will not render the Company's services noncompetitive or obsolete. The Company's Software Technology Unit also seeks to identify emerging technologies which it believes will develop into critical technologies with broad application and longevity. Once identified, the Company may commit substantial resources to provide services to the developers of such technologies. No assurance can be given that the technologies identified by the Company will develop into critical technologies with broad application and longevity. The failure of the Company to align itself with such critical emerging technologies would have a material adverse affect on its business, financial condition and results of operations.

         Dependence on Key Personnel. The Company's future success will depend in part upon the continued services of a number of key management employees, particularly Dr. W. Frank King, Patrick D. Motola, Brian E. Baisley, Dennis P. Thompson and William C. Cason, and a number of key technical employees. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's credit facility prohibits material changes in management. The Company does not maintain key-person life insurance on any of its employees. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

         System Interruption and Security Risks. The Company's operations are dependent on its ability to protect its intranet from interruption by damage from telecommunications failure, fire, earthquake, power loss, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, is currently located at a single site. There can be no assurance that unanticipated problems will not cause any significant system outage or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by Internet users. Persistent problems continue to affect public and private data networks. For example, it is common for Internet service providers to experience system interruptions which cause the Company to lose access to the Internet, the means by which the Company posts internal information and provides e-mail and time sheet query and entry. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition or results of operations.

         Potential Volatility of Stock Price. The market for securities of early-stage companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations. In addition, the Company believes factors such as quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, general conditions in the IT industry or the industries in which PSW's clients compete and changes in earnings estimates by securities analysts, could contribute to the volatility of the price of the Company's Common Stock. These factors, as well as general economic conditions such as recessions or changes in interest rates, could adversely affect the market price of the Company's Common Stock. Furthermore, in the past, following periods of volatility in the market price of a company's securities, securities class action claims have been brought against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

         Effect of Certain Antitakeover Provisions. The Company's Board of Directors has the authority to issue shares of Preferred Stock and to determine the designations, preferences and rights and the qualifications or restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL"). In general, this statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Furthermore, certain other provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could adversely affect the market price of the Company's Common Stock.

Item 2.  Properties

          The Company's executive offices and primary facility are located in Austin, Texas, in a leased facility of 36,319 square feet. The lease for the Austin facility includes an additional 11,072 square feet of space in an adjoining building which the Company assumed in February 1998. This lease expires on December 31, 2003 with respect to both premises and is renewable at the option of the Company for an additional five-year term. The Company also has a right of first refusal on additional space in such facilities exercisable during the primary term of the lease. The Austin facility is located in the high tech center of Austin near other leading technology firms, and includes sophisticated laboratory, network and server facilities to support PSW's operations and project work on a variety of computing platforms.

         PSW has 8,957 square feet of additional office space in Bellevue, Washington, strategically located near Microsoft and the IBM Kirkland Programming Center. This facility primarily provides office and laboratory space for the Company's Windows NT porting center, and also supports sales. PSW also has space in Jersey City, New Jersey, Boston, Massachusetts and Chicago, Illinois.

         PSW employees are also located at client sites throughout the United States, including Chicago, Raleigh, Atlanta, Costa Mesa, Dallas and Stamford. Additional office expansion is anticipated in 1998. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if and as needed.


Item 3.  Legal Proceedings

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "PSWT" since its initial public offering on June 5, 1997. Prior to the initial public offering, there had been no public market for the Common Stock. The following table lists the high and low sales by quarter subsequent to the initial public offering:

                                            High              Low
Fourth quarter of 1997                      $19.63            $10.31
Third quarter of 1997                       $15.63            $11.38

         As of March 2, 1998, there were 8,987,874 shares of the Company's Common Stock outstanding held by 53 stockholders of record. The Company paid a cash dividend to its stockholders of record immediately prior to the completion of the initial public offering in an amount estimated to approximate the 1997 income tax that such stockholders are required to pay on the 1997 taxable income allocated to them as a result of the Company's prior S Corporation status. The Company currently intends to retain any earnings for the operations and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors and will depend upon the Company's earnings, financial condition, cash requirements, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.

Use of Proceeds From Registered Securities

         On June 5, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-21565) relating to its initial public offering (the "IPO") was declared effective by the Securities and Exchange Commission and the offering of up to 3,277,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO, which has been completed, was managed by Alex, Brown & Sons Incorporated and J.P. Morgan & Co., as the representatives of the several underwriters (the
"Underwriters") of the IPO. All of the securities registered were sold for the account of the Company at an aggregate offering price of $29.5 million. Of the shares of Common Stock sold by the Company, 2,850,000 shares were sold on June 5, 1997, and 427,500 shares (which were subject to an overallotment option granted by the Company to the Underwriters) were sold on July 2, 1997.

         In  connection  with the IPO,  total  expenses  of  approximately  $3.8 million were incurred by the Company, which expenses consisted of: (i) $2.1 million representing underwriting discounts and commissions paid to the Underwriters; and (ii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees of approximately $1.7 million. Of the other offering expenses, $101,000 were direct or indirect payments to directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of such shares, after deducting such total expenses, was approximately $25.7 million, of which $3.0 million was used to repay indebtedness of the Company, $654,000 was used to satisfy certain federal income tax obligations of the Company, $1.4 million was used to pay a dividend to the Company's stockholders of record just prior to the IPO in respect of the estimated tax that such stockholders are required to pay on the estimated 1997 taxable income allocated to them, and the remaining $20.7 million was invested in short-term, interest bearing accounts pending application of such proceeds by the Company. Other than the amounts paid as a dividend to the stockholders of record just prior to the IPO, no other net proceeds were paid directly or indirectly to any directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6.  Selected Financial Data

         PSW commenced operations as a corporation effective October 1, 1996. Prior to that date, the Company conducted its business and operations as the software division of Pencom. The selected financial data presented below have been derived from the audited financial statements of the Company and its predecessor and include the portion of a software contract that had previously been allocated to Pencom. The statements of income data for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from financial statements, appearing herein. The statements of income data for the years ended December 31, 1993 and 1994 and the balance sheet data as of December 31, 1993, 1994 and 1995 are derived from audited financial statements not included herein. The information presented below reflects the financial condition and results of operations of the Company and its predecessor, and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company been operated as a separate, stand-alone company for the periods presented prior to October 1, 1996, nor is it necessarily indicative of future results. The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                                             Year ended December 31,
                                                                              1993        1994        1995        1996        1997
                                                                            --------    --------    --------    --------    --------
                                                                                     (in thousands, except per share data)
    ......................................................................
Statements of Income Data:
Revenue ..................................................................  $  8,725    $ 12,318    $ 21,147    $ 31,274    $ 44,118
Operating expenses:
   Technical staff .......................................................     6,167       7,385      11,193      16,444      22,479
   Selling and administrative staff ......................................     1,873       2,320       3,755       5,622       8,405
   Other expenses ........................................................     1,899       2,317       3,976       5,684       7,979
   Special compensation expense(1) .......................................      --          --          --         2,193         268
                                                                             --------    --------    --------    --------    -------
      Total operating expenses ...........................................     9,939      12,022      18,924      29,943      39,131
                                                                             --------    --------    --------    --------    -------
Income (loss) from operations ............................................    (1,214)        296       2,223       1,331       4,987
Interest income (expense), net ...........................................      (329)        (74)        (84)       (170)        431
                                                                             --------    --------    --------    --------    -------
Income (loss) before provision
  for income taxes .......................................................    (1,543)        222       2,139       1,161       5,418
                                                                             --------    --------    --------    --------    -------

Provision for income taxes:
   Nonrecurring charge for termi-
    nation of Subchapter S election ......................................      --          --          --          --         1,200
    C Corporation taxes...................................................      --          --          --          --         1,000
                                                                             --------    --------    --------    --------    -------
Net income (loss) ........................................................  $ (1,543)   $    222    $  2,139    $  1,161    $  3,218
                                                                             ========    ========    ========    ========    =======

Unaudited pro forma information:
   Historical income (loss) before
     provision for income taxes ..........................................  $ (1,543)   $    222    $  2,139    $  1,161    $  5,418
   Pro forma provision (benefit)
     for income taxes(2) .................................................      (586)         84         813         441       1,900
                                                                             ========    ========    ========    ========    =======
Pro forma net income (loss) ..............................................  $   (957)   $    138    $  1,326    $    720    $  3,518
                                                                             ========    ========    ========    ========    =======
   Pro forma diluted earnings
     (loss) per share(3) .................................................  $  (0.14)   $   0.02    $   0.20    $   0.11    $   0.41
                                                                             ========    ========    ========    ========    =======

Shares used in pro forma diluted
   earnings (loss) per share
   calculation(3) ........................................................     6,635       6,635       6,635       6,689       8,517
                                                                             ========    ========    ========    ========    =======

                                                                                                      December 31,
                                                                                      1993      1994      1995      1996      1997
                                                                                     -------   -------   -------   -------   -------
                                                                                                     (in thousands)
       Balance Sheet Data:
       Working capital ...........................................................   $ 1,526   $ 1,933   $ 2,756   $ 1,648   $28,074
       Total assets ..............................................................     2,533     3,538     4,982    11,943    35,420
       Total stockholders' equity ................................................     2,302     2,675     3,684     3,444    31,859

(1) See Note 13 of Notes to Financial Statements for an explanation of special compensation expense.
(2) Computed on the basis described in Notes 2 and 12 of Notes to Financial Statements.
(3)  Computed on the basis described in Note 2 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion and analysis below contains forward-looking statements that involve risks and uncertainties. These forward-looking statements and other statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from those statements.

Overview

         PSW Technologies, Inc. is a software services firm that provides high value solutions to IT vendors and IT users by mastering and applying critical emerging technologies. These critical technologies include Web/Internet distributed computing, object-oriented development, advanced operating systems and systems management technologies. IT vendors primarily consist of software companies that utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use.

         The Company was founded as a separate division of Pencom in 1989 to take advantage of the large number of subcontractors placed by Pencom with IBM's AIX organization in Austin, Texas. As these subcontractors completed their assignments, the most talented were recruited to become part of the permanent technical staff of the Company. The Company's mission was to seek project-oriented assignments to complement Pencom's existing recruiting and staff supplementation business.

         Dr. W. Frank King was hired in 1992 as the President of the Company to continue its growth, establish profitability and develop the infrastructure that would eventually enable it to operate as a separate company. In addition, in 1993, Dr. King focused resources to provide application development services to address the needs of IT users. The Company established a formal sales function in 1994, and began the Genova initiative with an emphasis on the business development methodology. The Company first became profitable in 1994. In 1995, the Company initiated its own recruiting function independent of Pencom.

         In 1996, the Company formalized the Genova initiative, completed the licensing of the Genova Object Libraries and established the Genova Academy training. On October 1, 1996, the Company was formed as PSW Technologies, Inc., at which time the Company assumed responsibility for its own accounting and finance operations but continued to depend upon Pencom for limited accounting support in connection with the Company's year-end audit.

         The Company completed an initial public offering of its Common Stock in 1997. Including the underwriters exercise of their over-allotment option, the Company sold 3,277,500 shares of its Common Stock and raised $25.7 million in net proceeds from the offering. In 1997, the Company completed business systems projects for major IT users including U.S. Bancorp, MCC Behavior Care/ Cigna Health Care Systems and a multi-year engagement with Canon Computer Systems, Inc. Major IT vendor projects completed during 1997 included projects for Novell, Inc., Cadence Design Systems, Inc. and Tivoli Systems. The Company was also named a Lotus Notes Qualified Business partner and a member of Tivoli's 10/Plus Association Business Partner in 1997.

         To date, revenue has been generated principally from time-and-materials contracts for the Company's software services. Revenue from time-and-materials contracts is recognized during the period in which the services are provided. The Company also enters into fixed price contracts for its software services. Revenue from fixed price contracts is recognized using the percentage-of-completion method over the term of the client contract, measured by the labor incurred as a percentage of the estimated total labor used at completion. Fixed price contract revenue represented approximately 12% and 20% of the Company's revenue in 1996 and 1997, respectively. The cumulative impact of revisions in percentage of completion estimates is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. There can be no assurance of the accuracy of the Company's future work completion estimates, and operating results may be adversely affected by inaccurate estimates of contract related labor.

         The Company has derived a significant portion of its revenue from a limited number of large clients. One client, IBM, accounted for 52% and 39% of revenue in 1996 and 1997, respectively. The Company expects a decline in the level of IBM business in 1998. The Company's relationship with IBM includes engagements with IBM Kirkland, IBM Austin, Tivoli Systems, Inc. ("Tivoli"), Lotus Development Corporation ("Lotus") and Transarc. The technologies involved in these engagements include Windows 95, Windows NT, AIX, system management software and Lotus Notes workgroup software. None of these individual engagements accounted for more than 20% of the Company's revenue in 1996 or 1997. The Company believes that future revenue growth and profitability will principally depend on its ability to further diversify its client base away from IBM. During 1997, the Company's non-IBM revenue grew approximately 80% compared to 1996.

         The information presented herein reflects the financial position, results of operations and cash flows of the Company and its predecessor, the software division of Pencom, and such information does not necessarily reflect what the financial position, results of operations and cash flows of the Company would have been had the Company been operated as a separate, stand-alone business for the periods presented prior to October 1, 1996, nor is it necessarily indicative of future operations.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the Year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be updated to comply with such "Year 2000" requirements. Significant uncertainty exists in the consulting and software development services industry concerning the potential effects associated with such compliance. Although all of the services currently offered by the Company are designed to be Year 2000 compliant, there can be no assurance that the Company's services will be compatible with third-party software that may be integrated or used in conjunction with the Company's services. The Company believes that its internal and financial reporting systems will be operational through and beyond the year 2000 without significant additional expense to the Company.

Net Charge Resulting from S Corporation Termination

         From commencement through the completion of the Company's initial public offering on June 5, 1997, the Company had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable through June 5, 1997 were the responsibility of the individual stockholders. As a result of the initial public offering, the Company's Subchapter S status was terminated and the Company recorded a deferred tax charge against income of approximately $1.2 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities existing at that date. Additionally, the Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes. The Company's stockholders are obligated to pay the 1997 income taxes related to the period prior to the completion of the offering. The Company declared and paid a dividend of $1.4 million to the S Corporation stockholders of record immediate prior to the completion of the offering for the amount estimated to approximate the 1997 income taxes payable by the stockholders. (See Note 12 of Notes to Financial Statements.)

Special Compensation Expense

         Special compensation expense in 1996 consisted of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom stock option plan and compensation related to the cancellation of a note issued by an officer of the Company to Pencom, which, in the aggregate, totaled $2.2 million. Special compensation expense in 1997 consisted of stock-based compensation in connection with grants of replacement options to the Company's employees who participated in the Pencom stock option plan, which, in the aggregate, totaled $268,000. (See Notes 9, 12 and 13 of Notes to Financial Statements.)

Pro Forma Income Taxes

         Pro forma income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected S corporation status prior to the completion of its IPO (see Notes 2 and 12 of Notes to Financial Statements).

Results of Operations

         The following table sets forth the percentage of revenue of certain items included in the Company's statements of income for the periods indicated:

                                                                                               Year ended December 31,
                                                                                                1995    1996     1997
                                                                                                ----    ----     ----
    .........................................................................................
Revenue .....................................................................................    100%    100%     100%
Operating Expenses:
     Technical staff ........................................................................     53      53       51
     Selling and administrative staff .......................................................     18      18       19
     Other expenses .........................................................................     19      18       18
     Special compensation expense ...........................................................     --       7        1
                                                                                                ----    ----     ----
Total operating expenses ....................................................................     90      96       89
                                                                                                ----    ----     ----
Income from operations ......................................................................     10       4       11
Interest income (expense), net ..............................................................     --      (1)       1
Pro forma provision for income taxes ........................................................      4       1        4
                                                                                                ----    ----     ----
Pro forma net income ........................................................................      6%      2%       8%
                                                                                                ----    ----     ----

Results of Operations for 1997 Compared with 1996

         Revenue

         Revenue consists primarily of fees for software services provided. Revenue was $44.1 million in 1997, an increase of 41% over 1996 revenue of $31.3 million, principally due to increases in the scope and number of client projects. Revenue attributable to software services rendered to IT vendors was $27.3 million and $20.4 million in 1997 and 1996, respectively, an increase of 34% in 1997 compared to 1996. Revenue attributable to software services rendered to IT users was $16.8 million and $10.9 million in 1997 and 1996, respectively, an increase of 54% in 1997 compared to 1996.

         One customer, including its wholly owned subsidiaries, accounted for 52% and 39% of revenue in 1997 and 1996, respectively. The Company expects a decline in the level of business from this customer in 1998. Another customer accounted for approximately 14% of total revenue for 1996. No other customer accounted for more than 10% of revenue in 1997 or 1996.

         Technical Staff

         Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client project. Technical staff expenses were $22.5 million in 1997, an increase of 37% over 1996 technical staff expenses of $16.4 million. The increase in technical staff expenses was primarily due to the addition of personnel necessary to service growth in the number and scope of customer projects. Technical staff expenses declined to 51% of revenue in 1997 from 53% in 1996 primarily as a result of improved pricing and productivity of the technical staff.

         Selling and Administrative Staff

         Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, all commissions and bonuses, and the cost of technical staff salaries for technical staff personnel assigned to methodology development projects or performing selling or training related tasks. Selling and administrative staff expenses were $8.4 million in 1997, an increase of 50% from $5.6 million in 1996. The increase in selling and administrative staff expenses was primarily due to the addition of sales and administrative personnel, and technical staff training necessary to support the Company's growth. Selling and administrative staff expenses increased to 19% of revenue in 1997 from 18% of revenue in 1996. The increase in selling and administrative staff expenses as a percentage of revenue is due primarily as a result of increases in the costs and number of sales and marketing staff.

         Other Expenses

         Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $8.0 million in 1997, an increase of 40% over other expenses of $5.7 million in 1996. Other expenses were 18% of revenue in both 1997 and 1996.

         Special Compensation Expense

         Special compensation expense in 1997 consisted of amortization of stock-based compensation originating in 1996, which, in the aggregate, totaled $268,000 or less than 1% of revenue. Special compensation expense in 1996 consisted of stock-based compensation and compensation related to the cancellation of a note payable, which, in the aggregate, totaled $2.2 million, or 7% of revenue. See Notes 9, 12 and 13 of Notes to Financial Statements.

         Income from Operations

         Income from operations increased to $5.0 million in 1997 from $1.3 million in 1996. If income from operations was adjusted to exclude special compensation expense, referred to above, income from operations would have increased to $5.3 million in 1997, up 49% from $3.5 million in 1996. Excluding special compensation expense, income from operations was 12% of revenue in 1997 and 11% of revenue in 1996.

Results of Operations for 1996 Compared with 1995

         Revenue

         Revenue was $31.3 million in 1996, an increase of 48% over 1995 revenue of $21.1 million, principally due to increases in the scope and number of client projects. Revenue attributable to software services rendered to IT vendors was $20.4 million and $14.0 million in 1996 and 1995, respectively, an increase of 45% in 1996 compared to 1995. Revenue attributable to software services rendered to IT users was $10.9 million and $7.1 million in 1996 and 1995, respectively, an increase of 54% in 1996 compared to 1995.

         Two clients, including their subsidiaries, accounted for 66% and 76% of revenue in 1996 and 1995, respectively. No other client accounted for more than 10% of revenue in 1996 or 1995.

         Technical Staff

         Technical staff expenses were $16.4 million in 1996, an increase of 47% over 1995 technical staff expenses of $11.2 million. The increase in technical staff expenses was primarily due to the addition of personnel necessary to service growth in the number and scope of client projects. Technical staff expenses were 53% of revenue in both 1996 and 1995.

         Selling and Administrative Staff

         Selling and administrative staff expenses were $5.6 million in 1996, up 50% from $3.8 million in 1995. The increase in selling and administrative staff expenses was primarily due to the addition of personnel necessary to support the Company's growth, including increases in sales and recruiting personnel, and increases in personnel working on the Company's Genova initiative. Selling and administrative staff expenses were 18% of revenue in both 1996 and 1995.

         Other Expenses

         Other expenses were $5.7 million in 1996, an increase of 43% over other expenses of $4.0 million in 1995. Other expenses declined to 18% of revenue in 1996 from 19% in 1995, primarily as a result of the significant increase in revenue in 1996.

         Special Compensation Expense

         Special compensation expense in 1996 consisted of stock-based compensation and compensation related to the cancellation of a note payable, which, in the aggregate, totaled $2.2 million, or 7% of revenue. See Notes 9, 12 and 13 of Notes to Financial Statements. There was no special compensation expense in 1995.

         Income from Operations

         Income from operations decreased $892,000 to $1.3 million in 1996 from $2.2 million in 1995. If income from operations was adjusted to exclude special compensation expense, referred to above, income from operations would have grown 59% in 1996 compared with 1995. Income from operations declined to 4% of revenue in 1996 from 10% in 1995 primarily as a result of special compensation expense in 1996. If income from operations was adjusted to exclude special compensation expense, income from operations would have been 11% of revenue in 1995 and 1996.

Liquidity and Capital Resources

         Since commencement of its operations as a separate company on October 1, 1996, the Company has maintained its own cash accounts. Before the IPO in June 1997, available cash balances were used to reduce bank borrowings and amounts due to Pencom. Prior to its incorporation, the Company participated in Pencom's centralized cash management system while it conducted its business and operations as the software division of Pencom. In 1995, cash was used to repay $1.1 million of contributions by Pencom. In 1996, the Company repaid $2.9 million of contributions from Pencom.

         Cash flows from operations were $3.0 million, $2.1 million and $1.6 million in 1997, 1996 and 1995, respectively. Total repayments of borrowings were $5.1 million in 1997. The Company purchased approximately $2.7 million, $1.2 million and $450,000 of computer and office equipment in 1997, 1996 and 1995, respectively. At December 31, 1997, the Company did not have any material commitments for capital expenditures.

         At December 31, 1997, the Company had cash and cash equivalents and investments totaling $23.3 million, an increase from $3.2 million at December 31, 1996, primarily as a result of the completion of the IPO, pursuant to which the Comp6any issued and sold 3,277,500 shares of its Common Stock at a price to the public of $9.00 per share. Of the $25.7 million of net proceeds from the IPO, approximately $3.0 million was used to repay the principal amount and accrued interest outstanding under the Company's credit facility, as amended (the "Credit Facility"). In connection with the completion of its IPO, the Company also recorded liabilities for the payment of an estimated $1.8 million income tax obligation payable over two years resultant from the conversion from a cash basis to accrual basis method of tax accounting upon the termination of its Subchapter S election and the payment of a $1.4 million dividend to stockholders of the Company prior to the offering in respect of the estimated tax that such stockholders are required to pay on the estimated 1997 taxable income allocated to them.

         The Company's revolving credit agreement with a bank which was amended and extended until May 1, 1999, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain a minimum net worth and certain financial ratios. The revolving credit agreement is subject to a borrowing base requirement and bears interest at the greater of (a) the bank's prime rate or (b) the federal funds rate plus 0.25 percent. At the Company's election, borrowings can be converted to loans which bear interest at a rate computed based on the London Interbank Offered Rate ("LIBOR") . The weighted average borrowing rate on the line of credit was 8.4% for 1997. At December 31, 1997, there was no amount outstanding and the available borrowing amount was $7.5 million.

         The Company anticipates that its existing capital resources described above, including cash provided by operating activities and available bank borrowings will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth, and the percentage of projects performed at PSW facilities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

         Numerous factors may affect the Company's business and its results of operations. These factors include the client and industry concentrations; management's ability to accurately estimate resources required for fixed-price contracts; the Company's ability to meet client expectations and deliverable dates, the Company's ability to manage the substantial growth of the Company; potential for significant fluctuations in quarterly results; management's ability to attract and retain professional staff; the Company's ability to develop IT solutions with rapid technological advances; and general economic and business conditions. For a discussion of these and other factors that may affect the Company's future results, see "Business" in Item 1 of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data



                             PSW TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS




                                                                            Page

Report of Independent Auditors.............................................  F-2
Balance Sheets as of December 31, 1996 and 1997............................  F-3
Statements of Income for the years ended December 31, 1995, 1996 and 1997.. F-4 Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and  1997 ...................................................................F-5
Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...................................................................  F-6
Notes to Financial Statements..............................................  F-7

                         Report of Independent Auditors




   The Stockholders and Board of Directors
   of PSW Technologies, Inc.

   We have audited the accompanying balance sheets of PSW Technologies, Inc. as of December 31, 1996 and 1997 and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These statements are the responsibility of the Company's management. Our responsiblility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generallly accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall finanacial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSW Technologies, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                   /s/ ERNST & YOUNG LLP


   Austin, Texas
   January 19, 1998

                             PSW Technologies, Inc.
                                 Balance Sheets
                 (in thousands, except share and per share data)

                                                                        December 31,
                                                                     1996         1997
                                                                   --------     --------
Assets
Current assets:
   Cash .........................................................   $  3,182    $    835
   Short-term investments .......................................       --        22,470
   Accounts receivable, net of allowance for doubtful
     accounts of $120 and $165 in 1996 and 1997,
     respectively ...............................................      6,118       7,429
   Due from related party .......................................        323        --
   Unbilled revenue under customer contracts ....................        244         418
   Prepaid expenses and other current assets ....................        280         483
                                                                    --------    --------
Total current assets ............................................     10,147      31,635

Property and equipment, net .....................................      1,796       3,551
Deferred income taxes ...........................................       --           234

Total assets ....................................................   $ 11,943    $ 35,420
                                                                    ========    ========

Liabilities and stockholders' equity
Current liabilities:
   Note payable to bank .........................................   $  5,125    $   --
   Due to related party .........................................        581        --
   Accounts payable and accrued expenses ........................      2,566       2,834
   Deferred revenue .............................................        227        --
   Deferred income taxes ........................................       --           727
                                                                    --------    --------
Total current liabilities .......................................      8,499       3,561

Commitments

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares
     authorized and none issued and outstanding .................       --          --
   Common stock, par value $.01 per share, 34,000,000 shares
     authorized, 5,538,463 and 8,960,935 shares issued and
     oustanding at December 31, 1996 and 1997, respectively .....         55          90
   Additional paid-in capital ...................................      4,187      29,484
   Deferred compensation ........................................       (641)       (243)
   Unrealized loss on investments ...............................       --           (27)
   Retained earnings (accumulated deficit) ......................       (157)      2,555
                                                                    --------    --------
Total stockholders' equity ......................................      3,444      31,859
                                                                    --------    --------
Total liabilities and stockholders' equity ......................   $ 11,943    $ 35,420
                                                                    ========    ========

                                                See accompanying notes.

                                                 PSW Technologies, Inc.
                                                  Statements of Income
                                         (in thousands, except per share data)

                                                                                                      Year ended December 31,
                                                                                                   1995         1996         1997
                                                                                                 --------   ----------   ----------
Revenue .......................................................................................   $ 21,147    $ 31,274    $ 44,118

Operating expenses:
   Technical staff ............................................................................     11,193      16,444      22,479
   Selling and administrative staff ...........................................................      3,755       5,622       8,405
   Other expenses .............................................................................      3,976       5,684       7,979
   Special compensation expense ...............................................................       --         2,193         268

Total operating expenses ......................................................................     18,924      29,943      39,131


Income from operations ........................................................................      2,223       1,331       4,987

Interest income (expense), net ................................................................        (84)       (170)        431
                                                                                                  --------    --------    --------
Income before provision for income taxes ......................................................      2,139       1,161       5,418
                                                                                                  --------    --------    --------
Provision for income taxes:
   Nonrecurring charge for termination
      of Subchapter S election ................................................................       --          --         1,200
   C Corporation taxes.........................................................................       --          --         1,000
                                                                                                  --------    --------    --------
Total provision for income taxes ..............................................................       --          --         2,200
                                                                                                  --------    --------    --------

Net income ....................................................................................   $  2,139    $  1,161    $  3,218
                                                                                                  ========    ========    ========


Unaudited pro forma information:
Historical income before provision for
   income taxes ...............................................................................   $  2,139    $  1,161    $  5,418
Pro forma provision for income taxes ..........................................................        813         441       1,900
                                                                                                  --------    --------    --------

Pro forma net income ..........................................................................   $  1,326    $    720    $  3,518
                                                                                                  ========    ========    ========

Pro forma basic earnings per share ............................................................   $   0.24    $   0.13    $   0.48
                                                                                                  ========   =========   =========

Pro forma diluted earnings per share ..........................................................   $   0.20    $   0.11    $   0.41
                                                                                                  ========   =========   =========

Shares used in pro forma basic earnings
    per share calculation .....................................................................      5,538       5,538       7,384
                                                                                                  ========    ========    ========

Shares used in pro forma diluted earnings
    per share calculation .....................................................................      6,635       6,689       8,517
                                                                                                  ========    ========    ========

                                                         See accompanying notes.


                                                                       PSW Technologies, Inc.
                                                                 Statements of Stockholders' Equity
                                                                   (in thousands, except shares)

                                                                                                            Retained
                                               Common Stock       Additional                  Unrealized    Earnings      Total
                                              $.01 Par Value        Paid-in     Deferred       Loss on    (Accumulated Stockholders'
                                            Shares      Amounts     Capital   Compensation    Investments    Deficit)      Equity
                                           ---------   ---------   ---------    ---------    -------------  ----------  ------------
    ......................................
 Balance at December 31, 1994 ............5,538,463    $     55   $   6,077    $    --      $        --      $  (3,457)   $   2,675
 Distributions, net ......................     --          --        (1,130)        --               --           --         (1,130)
 Net income ..............................     --          --          --           --               --          2,139        2,139
                                          ---------   ---------   ---------    ---------    -------------     ---------    ---------
 Balance at December 31, 1995 ........... 5,538,463          55       4,947         --               --         (1,318)       3,684
 Distributions, net .....................      --          --        (2,939)        --               --           --         (2,939)
 Deferred compensation related
    to stock options ....................      --          --         2,179       (2,179)            --           --           --
 Amortization of deferred
    compensation ........................      --          --          --          1,538             --           --          1,538
 Net income .............................      --          --          --           --               --          1,161        1,161
                                           ---------   ---------   ---------    ---------    -------------    ---------    ---------
 Balance at December 31, 1996 ........... 5,538,463          55       4,187         (641)            --           (157)       3,444
 Issuance of common stock, net
    of issuance costs of $3,816 ......... 3,285,500          33      25,698         --               --           --         25,731
 Employee stock purchase plan
    issuance of stock ...................    53,732           1         410         --               --           --            411
 Exercise of stock options ..............    83,240           1          31         --               --           --             32
 Reclassification  upon termi-
    nation of S Corporation status ......      --          --          (894)        --               --            894         --
 Tax benefit related to stock
    option exercises ....................      --          --           182         --               --           --            182
 Forfeiture of stock options ............      --          --          (130)         130             --           --           --
 Dividend ...............................      --          --          --           --               --         (1,400)      (1,400)
 Amortization of deferred
    compensation ........................      --          --          --            268             --           --            268
 Net unrealized loss on investments .....      --          --          --           --                (27)        --            (27)
 investments
 Net income .............................      --          --          --           --               --          3,218        3,218
                                          =========    =========   =========    =========    =============    =========    =========
 Balance at December 31, 1997 ........... 8,960,935   $      90   $  29,484    $    (243)   $         (27)   $   2,555    $  31,859
                                          =========    =========   =========    =========    =============    =========    =========

                                                                         See accompanying notes.

                                                                                  F-5

                             PSW Technologies, Inc.
                            Statements of Cash Flows
                                 (in thousands)

                                                                1995        1996        1997
                                                              --------    --------    --------
    .......................................................
Operating activities
     Net income ...........................................   $  2,139    $  1,161    $  3,218
     Adjustments to reconcile net income to net
         cash  provided  by  operating
         activities:
       Special compensation ...............................       --         2,193         268
       Depreciation and amortization ......................        288         424         825
       Bad debt expense ...................................         52          75          45
       Changes in operating assets and liabilities:
         Accounts receivable ..............................     (1,181)     (2,344)     (1,367)
         Due from related party ...........................       --          (323)       (258)
         Unbilled revenue under customer contracts ........       (100)       (144)       (174)
         Prepaid expenses and other current assets ........        (45)       (864)       (203)
         Due to related party .............................       --           581        --
         Accounts payable and accrued expenses ............        648       1,154         299
         Deferred revenue .................................       (214)        227        (227)
         Deferred taxes ...................................       --          --           675
                                                              --------    --------    --------
                  Net cash provided by operating activities      1,587       2,140       3,101
                                                              --------    --------    --------


Investing activities
     Purchase of short-term investments ...................       --          --       (22,497)
     Acquisition of property and equipment ................       (444)     (1,247)     (2,646)
                                                              --------    --------    --------
                  Net cash used in investing activities ...       (444)     (1,247)    (25,143)
                                                              --------    --------    --------


Financing activities
     Proceeds from (repayments on) line of credit, net ....       --         5,125      (5,125)
     Capital distributions, net ...........................     (1,130)     (2,870)       --
     Proceeds from issuance of common stock, net of
        issuance costs ....................................       --          --        26,220
     Dividend paid to S corporation stockholders ..........       --          --        (1,400)
                                                              --------    --------    --------
                Net cash provided by (used in) financing
                  activities ..............................     (1,130)      2,255      19,695
                                                              --------    --------    --------


Net increase (decrease) in cash ...........................         13       3,148      (2,347)
Cash, beginning of year ...................................         21          34       3,182
                                                              ========    ========    ========
Cash, end of year .........................................   $     34    $  3,182    $    835
                                                              ========    ========    ========


Supplemental disclosure of cash flow information
     Interest paid ........................................   $     84    $    154    $    137
     Income taxes paid ....................................   $   --      $   --      $  1,571

Supplemental schedule of non-cash activities
     Unrealized loss on investments .......................   $   --      $   --      $     27
     Reduction of income taxes payable associated
        with the exercise of stock options ................   $   --      $   --      $    182

                             See accompanying notes.

                             PSW Technologies, Inc.
                        Notes to the Financial Statements

 1.   Nature of Business

PSW Technologies, Inc. ("PSW" or the "Company") is a software services firm, operating in one industry segment, that provides high value solutions to IT vendors and IT users by mastering and applying critical emerging technologies. These critical technologies include distributed computing, object-oriented development, advanced operating systems and systems management technologies. PSW provides joint project-based development, porting and testing services to selected IT vendor clients and applies the technical expertise learned to the design and development of high value, mission critical enterprise business systems for its Fortune 1000 end-user clients.

 2.   Summary of Significant Accounting Policies

Basis of Presentation

Pencom Systems Incorporated ("Pencom") provided software services via a separate division (the "Software Division") that commenced operations in October 1989. In addition, a portion of a software services contract was allocated between the other operations of Pencom and the Software Division. Effective October 1, 1996, Pencom contributed to PSW the business of the Software Division, including the portion of the software contract that had previously been allocated to the other operations of Pencom (see Note 3). In exchange for the net assets contributed, Pencom received all of the then issued and outstanding shares of PSW and PSW issued warrants to Pencom and to certain Pencom employees to purchase an aggregate of 507,654 shares of PSW's common stock at $.04 per share. The shares and warrants issued to Pencom were immediately thereafter distributed to Pencom shareholders. This exchange has been accounted for in a manner similar to a pooling of interests and accordingly, the accompanying financial statements include the operations of the Software Division and the aforementioned portion of the software services contract allocated to other operations of Pencom for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates to complete contracts, that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards to address the way in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company does not expect SFAS No. 131 to have a material impact on its financial statements.

                             PSW Technologies, Inc.
                  Notes to the Financial Statements (continued)

2.   Summary of Significant Accounting Policies (continued)

Share Information

All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect an 11,250-for-1 forward stock split on December 18, 1996 and the 8-for-13 reverse stock split effected described in Note 3.

Revenue Recognition

Revenue from time and materials contracts is recognized during the period for which the services are provided.

Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. The cumulative impact of revisions in estimates of the percentage to complete is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue earned in excess of billings is classified as unbilled revenue under customer contracts. Billings in excess of earned revenue are classified as deferred revenue. Revenue excludes reimbursable expenses.

Costs and Expenses

Technical staff expense consists of the cost of (i) salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client projects, (ii) unassigned technical staff personnel and (iii) fees paid to subcontractors for work performed in connection with client projects.

Selling and administrative staff expense consists of (i) the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, (ii) all commissions and bonuses and (iii) technical staff personnel assigned to development projects or performing selling, recruiting or training related tasks.

Pencom allocated certain expenses to the Software Division, including corporate and officers' salaries, interest and rent. Corporate and officers' salaries were allocated based upon the percentage of time expended by certain individuals on Software Division matters. Interest was allocated based upon interest incurred by Pencom on its secured debt (see Note 7). Rent was allocated based on square footage and/or employee head count. It is management's opinion that the estimated cost of the allocated expenses on a stand alone basis would not produce materially different results than those reflected in the 1995 and 1996 financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, short term investments and trade accounts receivable. The Company invests its excess cash in highly liquid investments (short-term bank deposits) and places its investments in high quality securities with financial institutions of high credit standing. The Company does not require collateral from its customers. The Company maintains allowances for potential credit losses and such losses were not material for any of the periods presented. The Company's customers are headquartered primarily in North America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Depreciation and Amortization

Depreciation and amortization are computed based on the cost of the related assets, using the straight-line method over the estimated useful lives of the assets which range from five to seven years. Leasehold improvements are amortized over the term of the related lease or estimated life of the leasehold improvements, whichever is shorter.

Advertising Expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to approximately $175,000 in 1997. Advertising costs were not material for 1995 and 1996.

Stock Based Compensation

The Company has adopted the disclosure provisions accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting  rules  prescribed  by  Accounting  Principles  Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS 123.
Income Taxes

Upon formation in August 1996, the Company elected to be treated as a Subchapter S corporation, under the Internal Revenue Code of 1986 as amended, whereby federal income taxes are the responsibility of the individual stockholders. Accordingly, the Company did not provide for federal income taxes. With the closing of the Company's initial public offering, the Company's Subchapter S status was terminated and the Company became subject to federal corporate income taxes.

In accordance with Statement of Financial Accounting Standards, ("SFAS No. 109"), Accounting for Income Taxes, deferred income taxes were provided for all temporary differences existing at the date of the Company's termination of its Subchapter S status. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Pro Forma Earnings Per Share

The unaudited pro forma adjustments on the statements of income reflect an adjustment to record a provision for income taxes as if the Company had not been an S corporation.

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin 98.

3.   Stockholders' Equity

Effective October 1, 1996, in connection with the contribution of the business of the Software Division, the Company issued 5,538,463 shares of common stock and warrants to purchase an aggregate of 507,654 shares of common stock at $.04 per share. All warrants were exercisable upon issuance and expire in October, 2006. In exchange for the shares and warrants issued, PSW received an assignment of a 26.67% interest in the proceeds to be received from the accounts receivable as of September 30, 1996 and substantially all the other assets and liabilities of the Software Division. The net assets contributed amounted to approximately $2,100,000 (see also note 2).

On February 3, 1997, the Company's Board of Directors approved 1.) an 8-for-13 reverse stock split, which was effected on April 2, 1997, 2.) an increase in the Company's authorized common stock from 11,250,000 to 34,000,000 shares and 3.) an authorization of 1,000,000 shares of preferred stock of $.01 par value, which was effected prior to the completion of the Company's initial public offering.

In June 1997, the Company completed an initial public offering of 2,850,000 shares of its authorized but unissued Common Stock at a price to the public of $9.00 per share. In connection with the initial public offering, the Company granted the underwriters of the offering an option to purchase up to 427,500 shares of Common Stock to cover over-allotments. On July 2, 1997, the underwriters exercised their option, purchasing 427,500 shares of the Company's Common Stock. The above transactions resulted in total net proceeds from the initial public offering of $25.7 million (after deducting offering expenses and the underwriters discount of approximately $3.8 million). The proceeds of the offering were used to repay indebtedness, to pay certain corporate income tax obligations of the Company and to pay dividends to existing stockholders of the Company in amounts estimated to approximate certain of their 1997 income tax obligations, and for working capital and other general corporate purposes. A portion of the remaining funds may be used to fund acquisitions of complementary businesses or technologies.

As discussed in Note 12, the Company's S corporation status was terminated immediately upon completion of its initial public offering. Additionally, the Company was required to change its method of tax accounting from the cash to accrual method. The stockholders of the Company prior to the termination of the S corporation status are obligated to pay the income taxes for the 1997 taxable earnings of the Company allocated to them. During 1997, the Company declared and paid a dividend of $1.4 million to these stockholders. The dividend payment was an estimate based upon numerous assumptions, including taxable income attributable to the conversion from the cash to the accrual method of accounting upon the termination of the Company's S corporation status.

At December 31, 1997, the Company has reserved 507,654 shares of Common Stock for issuance in connection with warrants outstanding and 1,978,000 shares of Common Stock for issuance under the Company's stock purchase and stock option plans.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                  1996     1997
                                                 ------   ------
    ..........................................
Furniture and fixtures .......................   $  521   $1,192
Computer equipment ...........................    2,251    3,480
Computer software ............................      266      603
Leasehold improvements .......................       59      379
                                                 ------   ------
                                                  3,097    5,654

Less accumulated depreciation and amortization    1,301    2,103
                                                 ======   ======
                                                 $1,796   $3,551
                                                 ======   ======

5.    Short-Term Investments

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at each balance sheet date. The short-term investments have been classified as available-for-sale and are carried at fair value (quoted market prices), with unrealized holding gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in net interest and other income.

Information related to the Company's investments at December 31, 1997 is as follows (in thousands):

                                                  Amortized         Unrealized     Unrealized     Market
                                                     Cost              Gains         Losses       Value
                                                ---------------   --------------   ------------   -------
    .........................................
Money market funds ..........................   $         1,801   $         --     $       --     $ 1,801
Municipal obligations .......................            16,391               17             29    16,379
Corporate securities ........................             4,305               20             35     4,290
                                                ===============   ==============   ============   =======
                                                $        22,497   $           37   $         64   $22,470
                                                ===============   ==============   ============   =======

Gross gains and gross losses on the sale of investments were not significant in 1997. Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

6.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                               1996     1997
                                              ------   ------
    .......................................
Trade payables ............................   $  945   $  532
Accrued vacation ..........................      307      442
Accrued bonuses ...........................      600      455
Payroll and other taxes payable ...........      216      437
Other accounts payable and accrued expenses      498      968
                                              ======   ======
                                              $2,566   $2,834
                                              ======   ======

7.     Note Payable to Bank

In November 1996, the Company obtained a revolving line of credit from a bank, providing for borrowings of up to $6.5 million. In November 1997, the line of credit expired and was replaced with a revolving line of credit which provides for borrowings of up to $10 million, subject to a borrowing base requirement.
Borrowings under the line of credit bear interest at the greater of (a) the bank's prime rate or (b) the federal Funds Rate plus 0.25 percent. At the Company's election, borrowings can be converted to loans which bear interest at a rate computed based on the London Interbank Offered Rate ("LIBOR"). The weighted average borrowing rate on the line of credit was 8.4% for 1997. The line of credit contains certain restrictive convenants which, among other things, require the Company to maintain a minimum net worth and to meet certain financial ratios. At December 31, 1997, there was no amount outstanding and the available borrowing amount was $7.5 million.

Interest expense includes interest allocated by Pencom through September 30, 1996. The allocation represented the Software Division's share of interest payments paid by Pencom under its line of credit and was based on the ratio of the monthly balance of the Software Division's accounts receivable to total accounts receivable of the Software Division and Pencom. This line of credit was collateralized by all accounts receivable and fixed assets for Pencom and bore interest at a rate based on the bank's prime rate or alternative LIBOR pricing, based on LIBOR plus 2.5%.

8.  Significant Customers

One customer and two of its wholly-owned subsidiaries accounted for approximately 56%, 52% and 39% of total revenue for the years ended December 31, 1995, 1996 and 1997, respectively. This customer accounted for approximately 26% of accounts receivable at December 31, 1997. Another customer accounted for approximately 17% and 14% of total revenue for the years ended December 31, 1995 and 1996, respectively. No other customer accounted for more than 10% of revenue in 1995, 1996 or 1997.

9.   Employee Benefit Plans

Stock Option Plan

Effective October 1, 1996, the Company's Board of Directors and stockholders approved and adopted the PSW Technologies, Inc. 1996 Stock Option/ Stock Issuance Plan (the "1996 Plan"). The aggregate number of shares issuable under the 1996 Plan has been increased to 1,715,000 shares of the Company's common stock for issuance to employees, directors and consultants of the Company. Incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986 and nonqualified stock options may be issued under the 1996 Plan. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the 1996 Plan generally vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years after the date of grant. Certain of these options are subject to acceleration clauses.

Pursuant to the organization of the Company and the contribution of net assets of the Software Division, the Company granted replacement options for shares of its common stock under the 1996 Plan to its employees who participated in the Pencom Option Plan and the Pencom Option Plan was terminated. The replacement options were granted for the same number of shares and at the same exercise price as those options granted to the employees under the Pencom Option Plan. The grant date determining vesting was the original grant date under the Pencom Option Plan. Under APB 25, the difference between the estimated fair market value of the Company's common stock and the options' exercise prices on the date of issuance was determined to be approximately $2,179,000. This charge is being amortized for financial reporting purposes over the vesting period of the options and the amount recognized as expense during the years ended December 31, 1996 and 1997 amounting to approximately $1,538,000 and $268,000, respectively, is included in special compensation expense. A deferred tax benefit is recorded for the amortized compensation expense.

                             PSW Technologies, Inc.
                  Notes to the Financial Statements (continued)

9.   Employee Benefit Plans (continued)

The following table summarizes stock option activity under the 1996 Plan:

                                                         Range of Exercise Prices
                                     ------------------------------------------------------------------
                                        $0.04 - $2.60         $3.90 - $9.00         $11.50 - $15.25                  Total
                                     --------------------  --------------------- ----------------------       ----------------------
                                                 Weighted               Weighted               Weighted                    Weighted
                                                  Average                Average                Average                    Average
                                      Number     Exercise   Number      Exercise  Number       Exercise        Number      Exercise
                                     of shares     Price   of shares      Price  of shares       Price        of shares     Price
                                     ---------   --------  ---------    -------- --------    ----------      -----------    --------

Balance at December 31, 1995 .....         --    $     --        --   $      --       --     $       --              --    $      --
Granted during the year ..........    632,907        0.42   452,804        4.23       --             --       1,085,711         2.00
Exercised during the year ........         --          --        --          --       --             --              --           --
Forfeited during the year ........     (6,957)       0.72    (1,846)       4.12       --             --          (8,803)        1.44
                                      --------      -----   --------      -----  --------         -----       ----------      ------
Balance at December 31, 1996 .....    625,950        0.41   450,958        4.23       --             --       1,076,908         2.00
Granted during the year ..........         --          --   306,784        8.87  177,826          12.36         484,610        10.15
Exercised during the year ........    (77,391)       0.12    (5,849)       3.92       --             --         (83,240)        0.39
Forfeited during the year ........    (41,987)       0.77   (34,136)       5.38   (2,025)         13.22         (78,148)        3.10
                                      ========      =====   ========      =====   =======         =====       ==========      ======
Balance at December 31, 1997 .....    506,572    $   0.43   717,757    $   6.16  175,801   $      12.35       1,400,130         4.86
                                      ========      =====   ========      =====   =======         =====       ==========      ======

Exercisable at December 31, 1996 .    360,464    $   0.09     3,076    $   3.90       --   $         --         363,540    $    0.12
                                      ========      =====   ========      =====   =======         =====       ==========      ======

Exercisable at December 31, 1997 .    380,883    $   0.20   130,693    $   4.19    4,723   $      13.08         516,299    $    1.33
                                      ========      =====   ========      =====   =======         =====       ==========      ======

Weighted average fair value of
    options granted during 1997 ..               $     --              $   5.10                  $ 7.00                    $    5.79
                                                    =====                 =====                   =====                       ======

Weighted average remaining
    contractual life in years,
    at December 31, 1997 .........                   5.49                  7.38                    8.38                         6.82
                                                    =====                 =====                   =====                        =====

                             PSW Technologies, Inc.
                  Notes to the Financial Statements (continued)


9.   Employee Benefit Plans  (continued)

Employee Stock Purchase Plan

On February 3, 1997, the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan") that allows eligible employees to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan; a reserve of 400,000 shares of common stock has been established for this purpose. The stockholders of the Company approved the Purchase Plan on March 17, 1997.

The Purchase Plan incorporates a series of successive offering periods, each generally with a duration of six months. The initial purchase period began on the date of the initial public offering (see Note 3) and ended on October 31, 1997. Thereafter, purchase periods begin on the first business day in November and May of each year and end on the last business day of April and October, respectively. Shares of Common Stock are purchased for each participant at the end of each purchase period. On October 31, 1997, the Company sold 53,732 shares of Common Stock to employees through the Purchase Plan.

Payroll deductions may not exceed 15% of base salary for each purchase period and each employee's purchases are limited to 500 shares per purchase period. The purchase price per share is eighty-five percent of the lower of (i) the fair market value of the Common Stock on the start date of the purchase period or
(ii) the fair market value at the end of the semi-annual purchase period. The Purchase Plan will terminate on the last business day of April, 2007.

As specified in APB No. 25, the sale of Common Stock under the Purchase Plan does not result in compensation expense to the Company. Under SFAS 123, however, expense would be recognized, and accordingly, approximately $408,000 of pro forma compensation expense relating to the sale of Common Stock under the Purchase Plan is included in the calculation of pro forma net income and pro forma basic earnings per share and pro forma diluted earnings per share resulting from the grant of stock options during 1997, below. The assumptions used to value the compensation expense resulting from the issuance of shares under the Purchase Plan do not differ materially from the assumptions used to value the 1997 stock options.

 Employee Retirement Plan

The  Company  maintains a defined  contribution  plan (the  "Plan")  pursuant to
Section 401(k) of the Internal Revenue Code for employees who are at least 21 years of age. Eligible employees can elect to reduce their current compensation up to the statutory prescribed limit and have the amount of such reduction contributed to the Plan. The Plan also allows for the Company to make contributions on behalf of eligible employees. A similar plan in which employees of the Software Division were eligible to participate was maintained by Pencom. No contributions were made to the plan in 1995, 1996 or 1997 by the Software Division or PSW.

Pro forma Information

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for option grants under the 1996 Plan and purchases of Common Stock under the Purchase Plan using the fair value method of that Statement. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   1996 Option Grants
                                                               ----------------------------
                                                                 Vested at    Non-vested at      1997
Assumption                                                       Grant Date     Grant Date   Option Grants
----------                                                     -------------  -------------  -------------
Risk-free interest rate ....................................           5.93%          6.23%       6.34%
Dividend yield .............................................              0%             0%          0%
Volatility factor of the expected
  market price of the Company's
  common stock .............................................           0.374          0.374       0.521
Average life ...............................................         3 years        6 years     6 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended December 31, 1996 and 1997, pro forma net income under SFAS 123 amounted to approximately $658,000 and $2.7 million, respectively and pro forma basic earnings per share and pro forma diluted earnings per share under SFAS 123 amounted to approximately $.012 and $0.09 in 1996 and $0.36 and $0.32 in 1997, respectively.

10.   Related Party Transactions

The Company utilizes non-exclusive recruiting services provided by Pencom. Management believes that the terms and fees paid in connection with such recruiting services are comparable to agreements maintained by the Company with other unrelated recruiting firms and will continue to use these recruiting services on a non-exclusive basis pursuant to an agreement entered into with Pencom. In addition, certain expenses were allocated by Pencom to the Software Division. Management believes that the allocations were reasonable. Services provided and expenses allocated to PSW were as follows (in thousands):

                                                    Year ended December 31,
                                                    1995     1996     1997
                                                  ------   ------   ------
    ...........................................
Services performed by related party:
   Recruiting services ........................   $  447   $  316   $   60
   Contracted technical services ..............       --       --        9
   Legal and accounting .......................       --       21       28
Allocated expenses:
   Rent .......................................      329      448       37
   Corporate and officers' salaries ...........      242      125       --
                                                  ------   ------   ------
      Total expenses included in other expenses    1,018      910      134
   Interest ...................................       84      104       --
                                                  ------   ------   ------
Total related party expenses ..................   $1,102   $1,014   $  134
                                                  ======   ======   ======

The Company also entered into an agreement with Pencom for certain accounting and legal services for the period October 1, 1996 through April 30, 1997 at a fee of $7,000 per month.

In recognition of establishing an independent profitable company, in 1996, the Software Division cancelled a note receivable, including unpaid interest, due from an officer and shareholder of the Company that resulted in a charge against income of $655,000 which has been included in special compensation expense.

Assets contributed by Pencom on October 1, 1996 included an assignment of a 26.67% interest in the proceeds to be received from the accounts receivable of the Software Division as of September 30, 1996. At December 31, 1996, "Due from related party" includes approximately $309,000 that relates to a payment received on behalf of Pencom which was transferred to Pencom subsequent to December 31, 1996. Other amounts denoted "due to related party" represent expenses that were paid on the Company's behalf by Pencom.

11.  Commitments

The Company leases its office space through noncancellable operating lease arrangements including a lease for its office in Texas which was entered into on October 31, 1996. Other than the lease related to the Texas office, the other leases are held by Pencom and will be assigned to PSW. Future minimum rental commitments (including amounts payable under leases held by Pencom) are as follows:

Years ending December 31 (in thousands):
    ....................................
1998 ...................................   $1,264
1999 ...................................    1,244
2000 ...................................    1,143
2001 ...................................    1,078
2002 ...................................    1,077
Thereafter .............................    1,077
                                           ------
Total ..................................   $6,883
                                           ======

The premises previously occupied by the Company in Texas were leased by Pencom. In connection with the office relocation, the Company transferred leasehold improvements with a net book value of approximately $69,000 to Pencom. Pencom has sub-leased these premises. However, the Company entered into an agreement with Pencom to guarantee Pencom's sublease income. Future minimum sub-lease rental income that the Company has guaranteed is as follows:

Years ending December 31 (in thousands):
    ....................................
1998 ...................................   $  376
1999 ...................................      380
2000 ...................................      285
                                           ------
Total ..................................   $1,041
                                           ======

Rent expense, including rent allocated by Pencom, for the years ended December 31, 1995, 1996 and 1997 was approximately $329,000, $601,000 and $1,258,000, respectively.

12.  Income Taxes

From commencement through June 5, 1997, the Company had elected to be treated as an S Corporation under subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable to income through June 5, 1997, were the responsibility of the individual stockholders.

As a result of the initial public offering in June of 1997, the Company's Subchapter S status was terminated for federal and state tax purposes and the Company recorded a deferred tax charge against income of approximately $1,200,000 for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities existing at that date. Additionally, the Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes.

The Company's stockholders are obligated to pay the 1997 income taxes related to the period up to the completion of the offering. The Company declared and paid a dividend of $1,400,000 to its stockholders of record immediately prior to the completion of the public offering for the amount estimated to approximate the 1997 income taxes payable by the stockholders.

The pro forma disclosures on the statements of income reflect adjustments to record provisions for income taxes as if the Company had not been an S Corporation. The pro forma provisions for income taxes for the years ended December 31, 1995 and 1996, of $813,000 and $441,000, respectively, are computed using an effective tax rate of 38%, which differs from the federal statutory rate of 34% primarily due to state taxes. The pro forma provision for income taxes of $1,900,000 attributable to December 31, 1997, is computed using an effective tax rate of 35%, which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income.

Significant components of the provision for income taxes are as follows:

                                                   1997
                                                  ------
Current:
    ...........................................
Federal .......................................   $1,526
State .........................................      180
                                                  ------
Total Current .................................    1,706
Deferred:
Federal .......................................      442
State .........................................       52
                                                  ------
Total Deferred ................................      494
                                                  ======
                                                  $2,200
                                                  ======

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:

                                                         Pro forma   Pro forma    Pro forma  Historical
                                                           1995        1996         1997        1997
                                                         ---------   ----------   ---------  ----------
    ..................................................
U.S. statutory income tax rate .......................        34.0%        34.0%       34.0%      34.0%
State taxes, net of federal income tax
   benefit ...........................................         4.0%         4.0%        4.0%       3.8%
Permanent differences, primarily
   tax-exempt income .................................          --           --        (3.0%)     (0.7%)
Nonrecurring charge due to
   Subchapter S termination ..........................          --           --           --      22.1%
S Corporation income not subject to
   tax ...............................................          --           --           --     (20.7%)
Other ................................................          --           --           --       2.1%
                                                         =========    =========       ======   =========
Effective tax rate ...................................        38.0%        38.0%       35.0%      40.6%
                                                         =========    =========    =========   =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31 are as follows:

                                         1997
                                       -------
Deferred tax assets:
   Allowances and reserves .........   $   183
   Accrued expenses ................       246
   Stock option compensation expense       575
                                       -------
Total deferred tax assets ..........     1,004
Deferred tax liabilities:
   Fixed assets ....................       (84)
   Cash to accrual adjustment ......    (1,151)
   Other ...........................      (262)
                                       -------
Total deferred tax liabilities .....    (1,497)
                                       =======
Net deferred tax liabilities .......   $  (493)
                                       =======

The exercise of certain stock options which have been granted under the Company's stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Any realized tax benefit arising from exercised options in excess of the benefit previously recorded, as discussed in Notes 9 and 13, is credited to additional paid-in capital.

13.  Special Compensation Expense

As described in Notes 9 and 12, charges to income were made related to the replacement options issued to employees and the cancellation of a note from an officer and stockholder of the Company which totaled $2,193,000 for the year ended December 31, 1996. Amortization of deferred compensation of $268,000 was recognized for the year ended December 31, 1997. These transactions reduced income from operations, pro forma net income and pro forma diluted earnings per share for the years ended December 31, 1996 and 1997 as follows (in thousands, except per share data):

                                        1996     1997
                                       ------   ------
    ................................
Operating income ...................   $2,193   $  268
Pro forma net income ...............    1,360      169
Pro forma diluted earnings per share     0.19     0.02

Deferred compensation as of December 31, 1997 of approximately $243,000 will be amortized over the remaining vesting periods in 1998, 1999 and 2000.


14.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                           1995     1996     1997
                                          ------   ------   ------
Numerator:
  Pro forma net income ................   $1,326   $  720   $3,518
                                          ======   ======   ======

Denominator:
  Shares used in pro forma basic
    earnings per share calculation(1) .    5,538    5,538    7,384

  Effect of dilutive securities:
    Employee stock options ............      592      646      627
    Warrants ..........................      505      505      506
                                          ------   ------   ------
  Shares used in pro forma diluted
    earnings per share calculation(1) .    6,635    6,689    8,517
                                          ======   ======   ======

Pro forma basic earnings per share(1) .   $ 0.24   $ 0.13   $ 0.48
                                          ======   ======   ======

Pro forma diluted earnings per share(1)   $ 0.20   $ 0.11   $ 0.41
                                          ======   ======   ======

(1) The pro forma basic and pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for 1995 and 1996 of $.01 per share.

15.   Quarterly Information (Unaudited)

Summarized quarterly financial information for 1996 and 1997 is as follows (in thousands, except per share amounts):

                                                                  Quarter ended
                                       ---------------------------------------------------------------------
                                         March 31          June 30         September 30        December 31
                                       -------------    --------------    ---------------     --------------
1996
  Total revenues                       $      6,537     $       6,950      $       7,737        $    10,050
  Operating income                              633               712                 79                (93)
  Pro forma net income                          376               431                 12                (99)
  Pro forma diluted earnings
    per share(1)                       $        .06     $         .06      $           -        $      (.02)
  Shares used in diluted earnings
    per share calculation(1)                  6,635             6,635              6,635              5,538

1997
  Total revenues                       $     10,307     $      10,702      $      11,258        $    11,851
  Operating income                            1,057             1,177              1,417              1,336
  Pro forma net income                          600               721              1,111              1,086
  Pro forma diluted earnings
    per share(1)                       $        .09     $         .10      $         .11        $       .11
  Shares used in diluted earnings
    per share calculation(1)                  6,740             7,290              9,973             10,063

(1) The pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98
         ("SAB 98"). The adoption of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for 1995 and 1996 of $.01 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Certain information required by Part III is omitted from this Form 10-K because the Company will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Proposal 1 - Election of Directors," and Executive Compensation - Executive Officers" and "Compliance with Section 16(a) of the Exchange Act".

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Principal Stockholders".

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation - Certain Transactions with Management".

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.  Financial Statements:
     The financial statements listed in ITEM 8: Financial Statements and Supplementary Data, above are filed as part of this Annual Report on Form 10-K.

      2.  Financial Statement Schedules:
     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.  Exhibits
Number            Description

   **3.1 Amended and Restated Certificate of Incorporation of the Registrant.
   **3.2 Amended and Restated Bylaws of the Registrant.
   **4.1 Specimen Common Stock Certificate.
   **4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
  **10.1 Bridgepoint Lease Agreement dated October 31, 1996 between the
         Registrant and Investors Life Insurance Company of North America.
  **10.2 Lease Guarantee effective January 31, 1997 between the Registrant and
         Pencom Systems Incorporated.
  **10.3 Office Lease dated April 25, 1996 between G&W Investment Partners and
         Pencom Systems Incorporated, as amended.
  **10.4 Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and
         Pencom Systems Incorporated.
 #**10.5 Software Development Agreement having an effective date of March 9,
         1994 between the Registrant and Canon Computer Systems, Inc., as amended.
 #**10.6 Software Licensing Agreement having an effective date of June 13, 1996 between the Registrant and Canon Computer systems Incorporated.
  **10.7 Service Agreement No. 200.504 dated November 26, 1990 between the
         Registrant and International Business Machines Corporation, as amended to date.
    10.8 Software Task Order Agreement dated November 20, 1995 between the
         Registrant and Tivoli Systems, Inc., as amended.
    10.9 Credit Agreement dated November 8, 1997 between the Registrant and
         Texas Commerce Bank National Association.
   10.10 Promissory Note dated November 8, 1997 from the Registrant to Texas
         Commerce Bank National Association.
 **10.11 Accounts Receivable Agreement dated October 1, 1996 between the
         Registrant and Pencom Systems Incorporated.
 **10.12 Letter Agreement dated October 2, 1996 between the Registrant and
         Pencom Systems Incorporated.
 **10.13 Recruiting Services Agreement dated January 20, 1997 between the
         Registrant and Pencom Systems Incorporated.
 **10.14 Stockholders Agreement dated October 1, 1996 between the Registrant and certain stockholders of the Registrant.
 **10.15 Registration Rights Agreement dated October 1, 1996 between the
         Registrant and certain stockholders and warrantholders of the Registrant.
 **10.16 Employment Agreement dated October 19, 1992 between Dr. William Frank
         King and Pencom Systems Incorporated.
 **10.17 Employment Agreement dated October 1, 1996 between Dr. W. Frank King and the Registrant.
 **10.18 Employment  Agreement dated July 1, 1993 between the Registrant and
         Patrick Motola.
 **10.19 Employment Agreement dated September 27, 1993 between the Registrant and William Cason. **10.20 Employment Agreement dated October 19,
         1993 between the Registrant and Brian Baisley.
   10.21 Employment Agreement dated September 15, 1994 between the Registrant and Dennis Thompson.
 **10.22 1996 Stock Option/Stock Issuance Plan.
 **10.23 Employee Stock Purchase Plan.
 **10.24 PSW Profit Sharing Plan.
 **10.25 Description of Executive Bonus Plan.
 **10.26 Stock Purchase Agreement dated as of January 1, 1997 between Michael J.
         Maples and the Registrant.

**10.27  Stock Subscription dated October 1, 1996 between Pencom Systems
         Incorporated and  the Registrant.
**10.28  Asset Contribution Agreement dated October 1, 1996 between Pencom
         Systems Incorporated and the Registrant.
**10.29  Assignment and Assumption Agreement dated October 1, 1996 between the
         Registrant and Pencom Systems Incorporated.
**10.30  Warrant dated October 1, 1996 issued by the Registrant to Pencom
         Systems Incorporated.
**10.31  Warrant  dated  October  1, 1996  issued by the  Registrant  to Stephen
         Markman.
**10.32  Warrant  dated  October 1, 1996 issued by the  Registrant  to
         Thomas Pallister.
**10.33  Warrant dated October 1, 1996 issued by the Registrant to Joy Venegas.
   23.1  Consent of Ernst & Young L.L.P.
   27.1  Financial Data Schedule
---------

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

     Reports on Form 8-K:
     During the quarter ended December 31, 1997, no current reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PSW TECHNOLOGIES, INC.

March 27, 1998                       By: /s/ W. Frank King
--------------                       -------------------------------------------
Date                                 Dr. W. Frank King, President, Chief
                                     Executive Officer and Director
                                     (Principal Executive Officer)


March 27, 1998                       By:  /s/ Patrick D. Motola
--------------                       -------------------------------------------
Date                                 Patrick D. Motola, Senior Vice President of
                                     Operations, Chief Financial Officer and
                                     Secretary (Principal Financial Officer)

March 27, 1998                       By: /s/ Keith D. Thatcher
--------------                       -------------------------------------------
Date                                 Keith D. Thatcher, Vice President of
                                     Finance and Treasurer
                                     (Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 1998                       By: /s/ Wade E. Saadi
--------------                       -------------------------------------------
Date                                 Wade E. Saadi,
                                     Chairman of the Board of Directors

March 27, 1998                       By: /s/ Edward C. Ateyeh, Jr.
--------------                       -------------------------------------------
Date                                 Edward C. Ateyeh, Jr., Director

March 27, 1998                       By: /s/ Thomas A. Herring
--------------                       -------------------------------------------
Date                                 Thomas A. Herring, Director

March 27, 1998                       By: /s/ Kevin B. Kurtzman
--------------                       -------------------------------------------
Date                                 Kevin B. Kurtzman, Director

March 27, 1998                       By: /s/ Michael J. Maples
--------------                       -------------------------------------------
Date                                 Michael J. Maples, Director

March 27, 1998                       By: /s/ Jonathan D. Wallace, Esq.
--------------                       -------------------------------------------
Date                                 Jonathan D. Wallace, Esq., Director