Form 10-Q
period 1998-03-31
PSW TECHNOLOGIES INC
filed 1998-05-15
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________

                        Commission file number 000-22327

                             PSW TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

 Delaware
(State or other jurisdiction of incorporation or organization)

74-2796054
(I.R.S. Employer Identification No.)

6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas              78730
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (512) 343-6666

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x No __________


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,070,651 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 30, 1998.

                             PSW TECHNOLOGIES, INC.

                       Index to March 31, 1998, Form 10-Q




                         Part I -- Financial Information

Item 1.     Financial Statements...............................................3

            Condensed Balance Sheets -- March 31, 1998 and December 31,
            1997...............................................................3

            Condensed Statements of Operations -- Three Months Ended
            March 31,1998 and 1997.............................................4

            Condensed Statements of Cash Flows -- Three Months Ended March 31,
            1998 and 1997......................................................5

            Notes to Condensed Financial Statements............................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................9

                                            Part II -- Other Information

Item 1.     Legal Proceedings.................................................16

Item 2.     Changes in Securities.............................................16

Item 3.     Defaults upon Senior Securities...................................16

Item 4.     Submission of Matters to a Vote of Security Holders...............16

Item 5.     Other Information.................................................16

Item 6.     Exhibits and Reports on Form 8-K..................................16

            Signatures........................................................18

                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PSW Technologies, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                   March 31,    December 31,
                                                                      1998        1997
                                                                  (Unaudited)
Assets
Current assets:
    .............................................................
   Cash .........................................................   $    809    $    835
   Short-term investments .......................................     21,747      22,470
   Accounts receivable, net of allowance for doubtful
   accounts of $165 at March 31, 1998 and December 31, 1997 .....      7,335       7,429
   Unbilled revenue under customer contracts ....................        419         418
   Prepaid expenses and other current assets ....................        649         483
                                                                    --------    --------
Total current assets ............................................     30,959      31,635
Other assets ....................................................      3,828       3,785
                                                                    --------    --------

Total assets ....................................................   $ 34,787    $ 35,420
                                                                    ========    ========

Liabilities and stockholders' equity Current liabilities:
   Trade payables ...............................................        525         532
   Accrued expenses and other current liabilities ...............      2,438       3,029
                                                                    --------    --------
Total current liabilities .......................................      2,963       3,561

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and outstanding ..........         --          --
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 9,018,125 and 8,960,935 shares
     issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively ............................         90          90
  Additional paid-in capital ....................................     29,579      29,484
  Deferred compensation .........................................       (200)       (243)
  Accumulated other comprehensive income ........................         12         (27)
  Retained earnings .............................................      2,343       2,555
                                                                    --------    --------
Total stockholders' equity ......................................     31,824      31,859
                                                                    --------    --------
Total liabilities and stockholders' equity ......................   $ 34,787    $ 35,420
                                                                    ========    ========


                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                            Three Months Ended
                                                                                                   March 31,
                                                                                               1998        1997
                                                                                           --------    --------

    ....................................................................................
Revenue ................................................................................   $  9,758    $ 10,307
Operating expenses:
   Technical staff .....................................................................      5,803       5,284
   Selling and administrative staff ....................................................      2,549       1,886
   Other expenses ......................................................................      1,927       1,961
   Special compensation expense ........................................................         43         119
                                                                                           --------    --------
Total operating expenses ...............................................................     10,322       9,250
                                                                                           --------    --------

Income (loss) from operations ..........................................................       (564)      1,057

Interest income (expense), net .........................................................        252         (89)
                                                                                           --------    --------
Income (loss) before provision (benefit) for income taxes ..............................       (312)        968
                                                                                           --------    --------

Provision (benefit) for income taxes ...................................................       (100)         --
                                                                                           --------    --------

Net income (loss) ......................................................................   $   (212)   $    968
                                                                                           ========    ========

Basic earnings (loss) per share ........................................................   $  (0.02)
                                                                                           ========

Diluted earnings (loss) per share ......................................................   $  (0.02)
                                                                                           ========

Pro forma information:
Historical income before provision for income taxes ....................................               $    968

Pro forma provision for income taxes ...................................................                    368
                                                                                                       --------

Pro forma net income ...................................................................               $    600
                                                                                                       ========

Pro forma basic earnings per share .....................................................               $   0.11
                                                                                                       ========

Pro forma diluted earnings per share ...................................................               $   0.09
                                                                                                       ========


Shares used in basic earnings (loss) per share calculation .............................      8,990       5,546
                                                                                           ========    ========

Shares used in diluted earnings (loss) per share calculation ...........................      8,990       6,740
                                                                                           ========    ========

                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                                     Three Months
                                                                                                    Ended March 31,
                                                                                                  ------------------
                                                                                                     1998       1997
                                                                                                  -------    -------
Operating activities
    ...........................................................................................
Net income (loss) .............................................................................   $  (212)   $   968
Adjustments to reconcile net income to net cash used in
   operating activities:
     Special compensation expense .............................................................        43        119
     Depreciation and amortization ............................................................       236        162
     Bad debt expense .........................................................................        10         30
     Changes in operating assets and liabilities:
        Accounts receivable ...................................................................        84     (1,516)
        Due from related party ................................................................        --        216
        Unbilled revenue under customer contracts .............................................        (1)        91
        Prepaid expenses and other current assets .............................................      (166)       (54)
        Due to related party ..................................................................        --       (581)
        Trade payables ........................................................................        25       (239)
        Deferred revenue ......................................................................        --        268
        Accrued expenses and other current liabilities ........................................      (516)      (415)
                                                                                                  -------    -------
Net cash used in operating activities .........................................................      (497)      (951)
                                                                                                  -------    -------

Investing activities
Proceeds from the sale of short term investments ..............................................       762         --
Acquisition of property and equipment .........................................................      (311)      (965)
                                                                                                  -------    -------
Net cash provided by (used in) investing activities ...........................................       451       (965)
                                                                                                  -------    -------

Financing activities
Proceeds (repayments) from line of credit, net ................................................        --       (475)
Issuance of common stock ......................................................................        20         50
Deferred offering costs .......................................................................        --        (45)
                                                                                                  -------    -------
Net cash provided by (used in) financing activities ...........................................        20       (470)
                                                                                                  -------    -------

Net decrease in cash ..........................................................................       (26)    (2,386)
Cash, beginning of period .....................................................................       835      3,182
                                                                                                  -------    -------

Cash, end of period ...........................................................................   $   809    $   796
                                                                                                  =======    =======

Non-cash activities:
Unrealized gain on investments ................................................................   $    39    $    --
Reduction of income taxes payable associated with the
     exercise of stock options ................................................................   $    75    $    --


                             See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1998
                                   (unaudited)

1.    Basis of Presentation

PSW Technologies, Inc. (the "Company") commenced operations as a separate, stand-alone corporation effective October 1, 1996. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation.
The results for interim periods are not necessarily indicative of full year results.

2.    Significant Accounting Policies

Adoption of Accounting Policies

As described below, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, ("SFAS No. 130") during the quarter ended March 31, 1998 (see Note 5).

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs relating to the acquisition and development of internal-use software to be capitalized. In accordance with the guidance contained therein, the Company adopted the Statement effective January 1, 1998 and capitalized $83,000 during the three months ended March 31, 1998.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that could affect the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Pro Forma Provision for Income Taxes

From commencement through June 5, 1997 the Company had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable to income through June 5, 1997 were the responsibility of the individual stockholders. Pro forma provision for income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation for the period presented.

4.    Pro Forma Earnings Per Share

The pro forma basic and diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share, and the Securities and Exchange Commission Staff Accounting Bulletin 98.

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)


5.    Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to confirm to the requirements of SFAS No. 130.

The components of comprehensive income for the three month periods ended March 31, 1998 and 1997 are as follows:

                                                                     1998        1997(a)
                                                                    -----       -----
    .............................................................
Net income (loss) ...............................................   $(212)      $ 600

Unrealized gain on short term investments .......................      39          --
Income tax expense related to items of other comprehensive income     (12)         --
                                                                    =====       =====
Comprehensive income (loss) .....................................   $(185)      $ 600
                                                                    =====       =====

(a) Net income and comprehensive income amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes.

The components of accumulated other comprehensive income at March 31, 1998 and December 31, 1997 are as follows:

                                                                         1998   1997
                                                                         ----   ----
    ............................................
Unrealized gain (loss) on short term investments                         $ 12   $(27)
                                                                         ====   ====

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)


6.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months ended March 31:

                                                1998     1997(1)
                                                -----   ------
Numerator:
    ........................................
 Net income (loss) .........................   $(212)  $  600
                                               =====   ======
Denominator:
  Shares used in basic earnings (loss) per
    share calculation ......................   8,990    5,546

  Effect of dilutive securities:
    Employee stock options .................    --        689
    Warrants ...............................    --        505
                                               -----   ------
  Shares used in diluted earnings (loss) per
    share calculation ......................   8,990    6,740
                                               =====   ======

Basic earnings (loss) per share ............  $(0.02)  $ 0.11
                                               =====   ======

Diluted earnings (loss) per share ..........  $(0.02)  $ 0.09
                                               =====   ======



(1) Net income and earnings per share amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes. The pro forma basic and pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of the provisions of SFAS 128 and SAB 98 did not change earnings per share for the three months ended March 31, 1997.

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

Overview

PSW Technologies, Inc. is a software services firm, operating in one industry segment, that provides high value solutions to information technology ("IT") vendors and IT users by mastering and applying critical emerging technologies, including Web based distributed computing, object oriented development, advanced operating systems and systems management technologies. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. PSW provides joint project-based development, porting and testing services to selected IT vendor clients and applies the technical expertise learned to the design and development of high value, mission critical enterprise business systems for its Fortune 1000 IT user clients.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:

                                                                     Three Months ended
                                                                           March 31,
                                                                         1998     1997

    ..................................................................
Revenue ..............................................................    100%    100%..
Operating expenses:
   Technical staff ...................................................     59       52
   Selling and administrative staff ..................................     26       18
   Other expenses ....................................................     20       19
   Special compensation expense ......................................      1        1
                                                                         ----     ----
Total operating expense ..............................................    106       90
                                                                         ----     ----
Income (loss) from operations ........................................     (6)      10
Interest income (expense), net .......................................      3       --
Provision (benefit) from income taxes ................................     (1)       4(a)
                                                                         ----     ----
Net income (loss) ....................................................     (2)%      6%(a)
                                                                         ====     ====

(a) Net income is presented on a pro forma basis as if the Company had been fully subject to federal and state income taxes.

First Three Months of 1998 Compared with First Three Months of 1997

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $9.8 million in the first three months of 1998, down 5% from $10.3 million for the first three months of 1997, principally due to the decline in IBM business partially offset by 49 new projects and 15 new clients in the first quarter of 1998. Revenue attributable to software services rendered to IT vendors was $6.3 million and $6.2 million in first three months of 1998 and the first three months of 1997, respectively, an increase of 1% in the first three months of 1998 over the first three months of 1997. Revenue attributable to software services rendered to IT users was $3.5 million and $4.1 million for the first three months of 1998 and the first three months of 1997, respectively, a decrease of 15% in the first three months of 1998 over the first three months of 1997.

One client, including its wholly owned subsidiaries, accounted for 34% and 48% of revenue in each of the first three months of 1998 and 1997, respectively. No other client accounted for more than 10% of revenue for either period.

 Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $5.8 million in the first three months of 1998, an increase of 10% over $5.3 million for the first three months of 1997. The increase in technical staff expenses was primarily due to the addition of personnel to service the increase in scope and number of client projects during 1997. Technical staff expenses increased to 59% of revenue in the first three months of 1998 from 52% in the first three months of 1997, primarily as a result of lower utilization of technical staff and lower revenues.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, all commissions and bonuses, and the cost of technical staff salaries for technical staff personnel assigned to methodology development projects or performing selling or training related tasks. Selling and administrative staff expenses were $2.5 million in the first three months of 1998, an increase of 35% from $1.9 million in the first three months of 1997. The increase in selling and administrative staff expenses was primarily due to the addition of sales and administrative personnel, and increased technical staff training. Selling and administrative staff expenses were 26% of revenue in the first three months of 1998 compared to 18% of revenue in the first three months of 1997, primarily as a result of increases in the sales staff, greater technical staff involvement in sales and lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $1.9 million in the first three months of 1998, an decrease of 2% over other expenses of $2.0 million in the first three months of 1997, principally due to expense controls and lower recruiting costs. Other expenses were 20% of revenue in the first three months of 1998 compared to 19% in the first three months of 1997 due to lower revenues.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $43,000 in the first three months of 1998 and $119,000 in the first three months of 1997, or 1% of revenue in each of the respective periods.

Income (Loss) from Operations

The Company recorded a loss from operations of $564,000 in the first three months of 1998, down from $1.1 million of income from operations in the first three months of 1997. Due primarily from the decrease in revenue, loss from operations was 6% of revenue in the first three months of 1998, down from income from operations of 10% of revenue in the first three months of 1997.

Income Taxes

From commencement through June 5, 1997 the Company had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable to income through June 5, 1997 were the responsibility of the individual stockholders. The pro forma disclosures on the statements of operations reflect adjustments to record provisions for income taxes as if the Company had not been an S Corporation.

The pro forma provision for income taxes of $368,000 for the quarter ended March 31, 1997 is computed using an estimated annual effective tax rate of 38%, which differs form the federal statutory rate of 34% primarily due to state taxes.

The historical benefit for income taxes of $100,000 for the quarter ended March 31, 1998, is computed using an estimated annual effective tax rate of 32%, which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income.

Net Loss and Pro Forma Net Income

Net loss was $212,000 in the first three months of 1998 and pro forma net income was $600,000 in the first three months of 1997. Net loss was 2% of revenue in the first three months of 1998 and pro forma net income was 6% of revenue in the first three months of 1997.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash and short term investments totaling $22.6 million, a decrease from $23.3 million at December 31, 1997, primarily as a result of funding working capital requirements.

The Company maintains a Credit Facility with a bank providing for borrowings of up to $10 million, subject to a borrowing base requirement. The Credit Facility expires on May 1, 1999. Available borrowings under the Credit Facility are based upon a percentage of the Company's eligible accounts receivable. At March 31, 1998, no amount was outstanding under the Credit Facility and the available borrowing amount was $7.5 million.

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

         Fixed-Price Contracts and Other Project Risks. During 1997 and the first three months of 1998, approximately 20% and 11%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

         Many of the Company's engagements involve projects which are critical to the operations of its clients' businesses and which provide benefits that may be difficult to quantify. The Company's failure to meet a client's expectations in the performance of its services could damage the Company's reputation and adversely affect its ability to attract new business, and may have a material adverse effect upon its business, financial condition and results of operations. The Company has undertaken, and may in the future undertake, projects in which the Company guarantees performance based upon defined operating specifications or guaranteed delivery dates. The Company has also undertaken projects in which a material portion of total revenue is earned based upon meeting specified delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to, or payment of damages by, PSW, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to limit its liability to clients, including liability arising from the Company's failure to meet clients' expectations in the performance of services, through contractual provisions, insurance or otherwise.

         Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 447 full-time employees at March 31, 1998. The Company's ability to manage its growth effectively will require it to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

         Recent Organization; Absence of Operating History as an Independent Business; Limited Relevance of Historical Financial Information. Prior to October 1996, the Company conducted its business and operations as the software division of Pencom Systems Incorporated, ("Pencom"). Accordingly, the Company has only a limited independent operating history upon which an evaluation of the Company and its prospects can be based. Prior to October 1996, the Company also had limited accounting capability and depended upon Pencom for most accounting functions. By October 1, 1996, the Company had assumed responsibility for most internal accounting functions, but continued to depend upon Pencom for limited accounting support in connection with the Company's 1996 year-end audit. There can be no assurance that the Company will be successful in taking control of these functions from Pencom. The Company has also relied upon, and will continue to rely upon, Pencom for certain legal services and recruiting functions. The Company's management has only limited experience operating the Company as a stand-alone company, separate and apart from Pencom. Pencom has no obligation to provide financial or management assistance to the Company and has no plans to do so. The inability of the Company to operate successfully as an entity independent from Pencom would have a material adverse effect on the Company's business, financial condition and results of operations.

         Variability of Quarterly Operating Results. The Company's revenue and operating results may fluctuate from quarter to quarter based on a number of factors, including the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the Company's success in earning bonuses or other contingent payments, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. Other factors which may effect operating results include customer budget cycles and customer spending priorities such as the Year 2000 compliance issue. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. For example, while the number of professional staff the Company employs may be adjusted to reflect active projects, such adjustments take time and the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to focus on securing new client engagements. As a result, unanticipated variations in the number or progress toward completion of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in adverse changes to the Company's business, financial condition and results of operations. In the second quarter of 1998, revenues may be adversely impacted by the Company's lengthy sales cycle, among other matters, which may cause the Company's revenues and earnings to be below the expectations of securities analysts. Any shortfall in revenue or earnings from expected levels or other failures to meet expectations of securities analysts or the market in general regarding results of operations could have an immediate and material adverse effect on the market price of the Company's Common Stock. Given the possibility of such quarterly fluctuations in revenue or earnings, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

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

         Dependence on Key Personnel. The Company's future success will depend in part upon the continued services of a number of key management employees, particularly Dr. W. Frank King, Keith D. Thatcher, Brian E. Baisley, Dennis P. Thompson and William C. Cason, and a number of key technical employees. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's credit facility prohibits material changes in management. The Company does not maintain key-person life insurance on any of its employees. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

Number            Description
   **3.1          Amended and Restated Certificate of Incorporation of the Registrant.
   **3.2          Amended and Restated Bylaws of the Registrant.
   **4.1          Specimen Common Stock Certificate.
   **4.2          See  Exhibits  3.1  and  3.2  for  provisions  of  the  Certificate  of
                  Incorporation  and Bylaws of the Registrant  defining rights of holders of Common Stock of the Registrant.
  **10.1          Bridgepoint  Lease  Agreement  dated  October  31,  1996  between  the
                  Registrant and Investors Life Insurance Company of North America.
  **10.2          Lease Guarantee effective January 31, 1997 between the Registrant and Pencom Systems
                  Incorporated.
  **10.3          Office Lease dated April 25, 1996 between G&W Investment Partners and Pencom Systems
                  Incorporated, as amended.
  **10.4          Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and Pencom Systems
                  Incorporated.
 #**10.5          Software Development Agreement having an effective date of March 9, 1994 between the Registrant and Canon Computer Systems, Inc., as amended.
 #**10.6          Software Licensing Agreement having an effective date of June 13, 1996 between the Registrant and
                  Canon Computer Systems Incorporated.
  **10.7          Service Agreement No. 200.504 dated November 26, 1990 between the Registrant and
                  International Business Machines Corporation, as amended to date.
  X10.8           Software  Task Order  Agreement  dated  November  20, 1995  between the
                  Registrant and Tivoli Systems, Inc., as amended.
  X10.9           Credit Agreement dated November 8, 1997 between the Registrant and Texas
                  Commerce Bank National  Association.  X10.10  Promissory  Note dated November 8,
                  1997 from the Registrant to Texas Commerce Bank National Association.
**10.11           Accounts Receivable Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.
**10.12           Letter Agreement dated October 2, 1996 between the Registrant and Pencom Systems Incorporated.
**10.13           Recruiting Services Agreement dated January 20, 1997 between the Registrant and Pencom
                  Systems Incorporated.



**10.14           Stockholders Agreement dated October 1, 1996 between the Registrant and certain stockholders of the Registrant.
**10.15           Registration Rights Agreement dated October 1, 1996 between the Registrant and certain stockholders and warrantholders of the Registrant.
**10.16           Employment Agreement dated October 19, 1992 between Dr. William Frank King and
                  Pencom Systems Incorporated.
**10.17           Employment Agreement dated October 1, 1996 between Dr. W. Frank King and the Registrant.
**10.18           Employment Agreement dated July 1, 1993 between the Registrant and Patrick Motola.
**10.19           Employment Agreement dated September 27, 1993 between the Registrant and William Cason.
**10.20           Employment Agreement dated October 19, 1993 between the Registrant and Brian Baisley.
 X10.21           Employment Agreement dated September 15, 1994 between the Registrant and
                  Dennis Thompson.
**10.22           1996 Stock Option/Stock Issuance Plan.
**10.23           Employee Stock Purchase Plan.
**10.24           PSW Profit Sharing Plan.
**10.25           Description of Executive Bonus Plan.
**10.26           Stock Purchase Agreement dated as of January 1, 1997 between Michael J. Maples and the
                  Registrant.
**10.27           Stock Subscription dated October 1, 1996 between Pencom Systems Incorporated and  the Registrant.
**10.28           Asset Contribution Agreement dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.
**10.29           Assignment and Assumption Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.
**10.30           Warrant dated October 1, 1996 issued by the Registrant to Pencom Systems Incorporated.
**10.31           Warrant dated October 1, 1996 issued by the Registrant to Stephen Markman.
**10.32           Warrant dated October 1, 1996 issued by the Registrant to Thomas Pallister.
**10.33           Warrant dated October 1, 1996 issued by the Registrant to Joy Venegas.
  27.1            Financial Data Schedule

---------

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-21565).
# The Company has been granted confidential treatment with respect to certain portions of these documents. The portions of these documents which have been omitted are denoted by an asterisk[*]. The omitted portions of these documents have been filed with the Securities and Exchange Commission pursuant to Rule 406 under the Securities Act of 1933.
X Incorporated herein by reference to the Company's Form 10-K for the year ended December 31, 1997.

          (b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          PSW TECHNOLOGIES, INC.
                                                              (Registrant)



Date:  May 15, 1998                            __________/s/____________
                                                    Dr. W. Frank King
                                         President and Chief Executive Officer
                                               (Principal Executive Officer)



Date:  May 15, 1998                             __________/s/____________
                                                      Keith D. Thatcher
                                        Vice President of Finance, Treasurer and
                                                Chief Financial Officer
                                              (Principal Financial Officer)



Date:  May 15, 1998                             __________/s/____________
                                                   Kasaundra L. Simpson
                                       Financial Reporting and Budgeting Manager
                                             (Principal Accounting Officer)