Form 10-Q
period 1998-06-30
PSW TECHNOLOGIES INC
filed 1998-08-14
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1998
                               --------------------------

                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

                        Commission file number 000-22327


                             PSW TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


       Delaware                                         74-2796054
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas           78730
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code            (512) 343-6666
                                                   -------------------------



         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x No __________


         As of July 31, 1998, the Registrant had outstanding 9,145,561 shares of Common Stock, $.01 par value.

                             PSW TECHNOLOGIES, INC.

                        Index to June 30, 1998 Form 10-Q



                                                                                                               Page
                         Part I -- Financial Information

Item 1.     Financial Statements..................................................................................3

            Condensed Balance Sheets -- June 30, 1998 and December 31, 1997.......................................3

            Condensed Statements of Operations -- Three Months and Six Months Ended
            June 30, 1998 and 1997................................................................................4

            Condensed Statements of Cash Flows -- Six Months Ended June 30,
            1998 and 1997.........................................................................................5

            Notes to Condensed Financial Statements...............................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................9

                          Part II -- Other Information

Item 4.     Submission of Matters to a Vote of Security Holders..................................................17

Item 5.     Other Information....................................................................................18

Item 6.     Exhibits and Reports on Form 8-K.....................................................................18

            Signatures...........................................................................................19



                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PSW Technologies, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                    June 30,
                                                                      1998            December 31,
                                                                  (Unaudited)             1997

Assets
Current assets:
   Cash                                                           $     1,321         $     835
   Short-term investments                                              20,958            22,470
   Accounts receivable, net of allowance for doubtful
      accounts of  $165 at June 30, 1998 and
      December 31, 1997                                                 6,702             7,429
   Unbilled revenue under customer contracts                              864               418
   Prepaid expenses and other current assets                              982               483
                                                                   ----------        ----------
Total current assets                                                   30,827            31,635
Other assets                                                            4,306             3,785
                                                                   ----------        ----------
Total assets                                                       $   35,133        $   35,420
                                                                   ==========        ==========


Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                         906               532
   Accrued expenses and other current liabilities                       2,223             3,029
                                                                  -----------        ----------
Total current liabilities                                               3,129             3,561

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and outstanding                      -                 -
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 9,079,800 and 8,960,935 shares
     issued and outstanding at June 30, 1998 and
     December 31, 1997, respectively                                       91                90
  Additional paid-in capital                                           29,931            29,484
  Deferred compensation                                                  (161)             (243)
  Accumulated other comprehensive income                                   10               (27)
  Retained earnings                                                     2,133             2,555
                                                                   ----------       -----------
Total stockholders' equity                                             32,004            31,859
                                                                   ----------       -----------

Total liabilities and stockholders' equity                         $   35,133        $   35,420
                                                                   ==========        ==========

                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                     --------------------------- ---------------------------
                                                         1998           1997          1998         1997
                                                         ----           ----          ----         ----

Revenue                                                  $ 9,867      $ 10,702       $ 19,625     $ 21,009
Operating expenses:
   Technical staff                                         5,523         5,450         11,326       10,734
   Selling and administrative staff                        2,759         2,088          5,308        3,974
   Other expenses                                          1,980         1,918          3,906        3,879
   Special compensation expense                               38            69             82          188
                                                      ----------    ----------     ----------   ----------
Total operating expenses                                  10,300         9,525         20,622       18,775
                                                      ----------    ----------     ----------   ----------

Income (loss) from operations                               (433)        1,177           (997)       2,234

Interest income (expense), net                               223           (14)           475         (103)
                                                      ----------   -----------     ----------   ----------
Income (loss) before provision (benefit) for
   income taxes                                             (210)        1,163           (522)       2,131
                                                      ----------   -----------     ----------   ----------

Provision (benefit) for income taxes:
Nonrecurring charge for termination of
  Subchapter S election                                        -         1,200              -        1,200
C Corporation                                                              100           (100)         100
                                                     -----------    ----------     ----------   ----------
                                                               -
Total provision (benefit) for income taxes                               1,300           (100)       1,300
                                                     -----------    ----------     ----------    ---------
                                                               -

Net income (loss)                                     $    (210)    $     (137)   $     (422)    $     831
                                                      ==========    ==========    ===========    =========

Basic earnings (loss) per share                      $    (0.02)                   $   (0.05)
                                                     ===========                  ===========

Diluted earnings (loss) per share                    $    (0.02)                   $   (0.05)
                                                     ===========                  ===========

Pro forma information:
Historical income before provision for
   income taxes                                                     $    1,163                  $    2,131
Pro forma provision for income taxes                                       442                         810
                                                                     ---------                  ----------

Pro forma net income                                                $      721                  $    1,321
                                                                     =========                  ==========

Pro forma basic earnings per share                                  $     0.12                  $     0.22
                                                                     =========                  ==========

Pro forma diluted earnings per share                                $     0.10                  $     0.19
                                                                     =========                  ==========

Shares used in basic earnings (loss) per share
   calculation                                             9,057         6,221          9,023        5,884
                                                       =========     =========      =========   ==========

Shares used in diluted earnings (loss) per share
   Calculation                                             9,057         7,290          9,023        7,015
                                                       =========     =========      =========   ==========

                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months
                                                                                Ended June 30,
                                                                     --------------------------------------
                                                                           1998              1997
                                                                           ----              ----
Operating activities
Net income                                                              $    (422)         $     831
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Special compensation                                                      82                188
     Depreciation and amortization                                            491                363
     Bad debt expense                                                          20                 30
     Changes in operating assets and liabilities:
        Accounts receivable                                                   707               (560)
        Due to/from related party                                               -               (258)
        Unbilled revenue under customer contracts                            (446)                48
        Prepaid expenses and other current assets                            (499)               (61)
        Accounts payable and accrued expenses                                (552)               199
        Deferred revenue                                                       24                114
        Income taxes                                                            -              1,300
                                                                       ----------           --------
Net cash provided by (used in) operating activities                          (595)             2,194
                                                                       ----------           --------

Investing activities
Purchase securities                                                             -            (18,045)
Proceeds from sale of short term investments                                1,549                  -
Acquisition of property and equipment                                        (829)            (1,994)
                                                                       ----------        -----------
Net cash provided by (used in) investing activities                           720            (20,039)
                                                                       ----------        -----------

Financing activities
Repayments of line of credit                                                    -            (5,125)
Issuance of common stock                                                      361             22,764
                                                                       ----------        -----------
Net cash provided by financing activities                                     361             17,639
                                                                       ----------        -----------

Net increase (decrease) in cash                                               486               (206)
Cash and cash equivalents, beginning of period                                835              3,182
                                                                       ----------        -----------

Cash and cash equivalents, end of period                                $   1,321        $     2,976
                                                                        =========        ===========

Non-cash activities:
Unrealized gain on investments                                         $       37        $         -
Reduction of income taxes payable associated with the
   exercise of stock options                                           $       87        $         -




                             See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1998
                                   (unaudited)
1.    Basis of Presentation

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

The components of comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows:

                                                        Three months ended               Six months ended
                                                             June 30,                        June 30,
                                                        1998         1997(a)            1998        1997(a)
                                                     -----------    -----------        --------    ----------

Net income (loss)                                          $(210)          $721          $(422)       $1,321

Unrealized gain (loss) on short term
  investments                                                 (2)            -              37             -
Income tax expense related to items of other
  comprehensive income                                        -               -             (7)            -

                                                     -----------    -----------        --------    ---------
Comprehensive income (loss)                                $(212)          $721        $   (392)      $1,321
                                                     ===========    ===========        ========    ==========

(a) Net income and comprehensive income amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes.

The components of accumulated other comprehensive income at June 30, 1998 and December 31, 1997 are as follows:

                                                                        1998             1997
                                                                   ------------    --------------

Unrealized gain (loss) on short term investments                          $10              $(27)
                                                                   ============    ==============

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)


6.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months and six months ended June 30:

                                                         Three Months Ended                     Six Months Ended
                                                              June 30,                              June 30,
                                                      1998              1997(1)             1998              1997(1)
                                                  --------------     ---------------    --------------     --------------
Numerator:
  Net income (loss)                               $        (210)     $           721    $        (422)     $        1,321
                                                  ==============     ===============    ==============     ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                     9,057               6,221             9,023              5,884

  Effect of dilutive securities:
    Employee stock options                                    -                 563                 -                626
    Warrants                                                  -                 506                 -                505
                                                  --------------     ---------------    --------------     --------------
  Shares used in diluted earnings (loss) per
    share calculation                                     9,057               7,290             9,023              7,015
                                                  ==============     ===============    ==============     ==============

Basic earnings (loss) per share                   $       (0.02)     $          0.12    $       (0.05)     $        0.22
                                                  ==============     ===============    ==============     ==============

Diluted earnings (loss) per share                 $       (0.02)     $          0.10    $       (0.05)     $        0.19
                                                  ==============     ===============    ==============     ==============


(1) Net income and earnings per share amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes. The pro forma basic and pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of the provisions of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for the three months and six months ended June 30, 1997 of $0.01 per share.

7.    Income Taxes

During the second quarter, the Company revised its estimated annual effective tax rate for 1998 from 32%, which was used during the first quarter of 1998, to 19% due to changes in management's estimate of projected levels of operating income relative to tax-exempt income. Using a 19% annual effective tax rate during the first and second quarter of 1998, net loss would have been $253,000 for the three months ended March 31, 1998 and $170,000 for the three months ended June 30, 1998. The diluted loss per share would have remained at $0.02 for the three months ended June 30, 1998 and decreased $.0.01 to a diluted loss per share of $0.03 for the three months ended March 31, 1998.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in the Company's markets and strategic focus; and future economic and business conditions. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

Overview

PSW Technologies, Inc., (the "Company"), is a software services firm, operating in one industry segment, that provides high value solutions to information technology ("IT") vendors and IT users by mastering and applying critical emerging technologies, including Web based distributed computing, object oriented development, advanced operating systems and systems management technologies. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. PSW provides joint project-based development, porting and testing services to selected IT vendor clients and applies the technical expertise learned to the design and development of high value, mission critical enterprise business systems for its Fortune 1000 IT user clients.

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

Year 2000 Compliance

Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 18 months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

All of the services currently offered by the Company are designed to be Year 2000 compliant. However, the Company's services are often integrated or used in conjunction with third-party software; such software may not be compatible with Company's services or Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in other's products, custom scripts created by third parties to interface with the Company's services or issues arising from the integration of multiple products and systems within an overall system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

Over the past three years, the Company has made Year 2000 compliance a priority in IT purchasing and installation decisions. The Company's internal information technology group has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's IT systems. The program consists of the following phases: identifying Year 2000 application issues, updating applications, identifying Year 2000 systems and operating systems issues (such phases are each at least 90% complete and scheduled to be completed by August 31, 1998), collecting manufacturer's compliance statements, verifying solutions to Year 2000 issues, updating and/or patching operating systems, updating firmware and phasing out unsupported hardware (such phases are in process and scheduled to be completed in the first quarter of fiscal 1999). As of June 30, 1998, the Company has spent approximately $10,000 of the currently estimated $30,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Funds for the Year 2000 compliance program are expected to be provided from available working capital. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.
Although the Company has not completed its survey of third parties with which it has a material relationship, the majority of the Company's customers are sophisticated IT vendors and users who are addressing their own Year 2000 issues and the Company relies primarily on its technical personnel and internal IT systems, rather than third party suppliers. As the Company's Year 2000 compliance program is on schedule to be completed in the first quarter of fiscal year 1999, the Company has not formulated a most reasonably likely worst case scenario or formulated a contingency plan should the program fail to be completed by such date.

Significant uncertainty still exists as to the global implications of the Year 2000 issue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies (including customers of the Company, and customers or potential customers of the Company's customers) are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. Such expenditures may result in reduced funds available for the Company's customers to pursue product development programs or IT systems enhancements for which the Company's services would otherwise be utilized. Any of the foregoing, including costs of defending and resolving Year 2000-related disputes, reductions in development programs or IT systems enhancements by customers and their customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:

                                                          Three Months                        Six Months
                                                          ended June 30,                     ended June 30,
                                                          --------------                     --------------
                                                          1998       1997                    1998       1997
                                                          ----       ----                    ----       ----
    .................................
Revenue .............................                      100%       100%                    100%      100%
Operating expenses:
   Technical staff ..................                       56         51                      58        51
   Selling and administrative staff .                       28         19                      27        19
   Other expenses ...................                       20         18                      20        18
   Special compensation expense .....                       --          1                      --         1
                                                          ----       ----                    ----     ------
Total operating expense .............                      104         89                     105        89
                                                          ----       ----                    ----     ------
Income (loss) from operations .......                       (4)        11                      (5)       11
Interest income (expense), net ......                        2         --                       2        (1)
Provision (benefit) from income taxes                       --          4 (a)                  (1)        4 (a)
                                                          ----       ----                    ----     ------
Net income (loss) ...................                       (2)%        7%(a)                  (2)%       6%(a)
                                                          ====       ====                    ====     ======

(a) Net income is presented on a pro forma basis as if the Company had been fully subject to federal and state income taxes.

First Six Months of 1998 Compared with First Six Months of 1997

The following discussion of operations and trends also relates to the comparison of the three month period ended June 30, 1998 to the three month period ended June 30, 1997.

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $19.6 million in the first six months of 1998, down 7% from $21.0 million for the first six months of 1997, principally due to the decline in IBM business partially offset by new projects and new clients. Revenue attributable to software services rendered to IT vendors was $12.7 million in the first six months of 1998 and the first six months of 1997. Revenue attributable to software services rendered to IT users was $6.9 million and $8.3 million for the first six months of 1998 and the first six months of 1997, respectively, a decrease of 17% in the first six months of 1998 over the first six months of 1997.

One client, including its wholly owned subsidiaries, accounted for 35% and 46% of revenue in each of the first six months of 1998 and 1997, respectively. No other client accounted for more than 10% of revenue for either period.

 Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $11.3 million in the first six months of 1998, an increase of 6% over $10.7 million for the first six months of 1997. The increase in technical staff expenses was primarily due to the addition of personnel to service the increase in scope and number of client projects during 1997. Technical staff expenses increased to 58% of revenue in the first six months of 1998 from 51% in the first six months of 1997, primarily as a result of lower utilization of technical staff and lower revenues.

Selling and  Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, all commissions and bonuses, and the cost of technical staff salaries for technical staff personnel assigned to methodology development projects or performing selling or training related tasks. Selling and administrative staff expenses were $5.3 million in the first six months of 1998, an increase of 34% from $4.0 million in the first six months of 1997. The increase in selling and administrative staff expenses was primarily due to the addition of sales and administrative personnel, and increased technical staff training. Selling and administrative staff expenses were 27% of revenue in the first six months of 1998 compared to 19% of revenue in the first six months of 1997, primarily as a result of increases in the sales staff, greater technical staff involvement in sales and lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $3.9 million in the first six months of 1998 and in the first six months of 1997, principally due to expense controls and lower recruiting costs. Other expenses were 20% of revenue in the first six months of 1998 compared to 18% in the first six months of 1997 due to lower revenues.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $82,000, or less than 1% of revenue, in the first six months of 1998 and $188,000, or 1% of revenue, in the first six months of 1997.

Income (Loss) from Operations

The Company recorded a loss from operations of $997,000 in the first six months of 1998, down from $2.2 million of income from operations in the first six months of 1997. Due primarily from the decrease in revenue, loss from operations was 5% of revenue in the first six months of 1998, down from income from operations of 11% of revenue in the first six months of 1997.

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

The pro forma provision for income taxes of $810,000 for the six months ended June 30, 1997 is computed using an estimated annual effective tax rate of 38%, which differs form the federal statutory rate of 34% primarily due to state taxes.

The historical benefit for income taxes of $100,000 for the six months ended June 30, 1998, is computed using an estimated annual effective tax rate of 19%, which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income.

During the second quarter, the Company revised its estimated annual effective tax rate for 1998 from 32% to 19% due to changes in management's estimate of tax-exempt income relative to projected levels of operating income.

Net Loss and Pro Forma Net Income

Net loss was $422,000 in the first six months of 1998 and pro forma net income was $1,321,000 in the first six months of 1997. Net loss was 2% of revenue in the first six months of 1998 and pro forma net income was 6% of revenue in the first six months of 1997.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash and short term investments totaling $22.3 million, a decrease from $23.3 million at December 31, 1997 as a result of funding operating and investing activities.

The Company maintains a Credit Facility with a bank providing for borrowings of up to $10 million, subject to a borrowing base requirement. The Credit Facility expires on May 1, 1999. Available borrowings under the Credit Facility are based upon a percentage of the Company's eligible accounts receivable. At June 30, 1998, no amount was outstanding under the Credit Facility and the available borrowing amount was $7.5 million.

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

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

Numerous factors may affect the Company's business and results of operations. These factors include, but are not limited to, industry concentration and dependence on large projects, fixed price contracts and other project risks, ability to manage growth, variability of quarterly operating results, need to attract and retain professional staff, rapid technological advances and risk of targeting emerging technologies, dependence on key personnel, risks of system interruption and security risks, and uncertainty related to the Year 2000 Compliance issues. The discussion below addresses some of these factors. For a more thorough discussion of these and other factors that may affect the Company's future results, see the "Item 1 - Business" of the Company's Annual Report of Form 10-K for the year ended December 31, 1997 and the Company's Registration Statement of From S-1 (File No. 333-21565).

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

         Fixed-Price Contracts and Other Project Risks. During 1997 and the first six months of 1998, approximately 20% and 13%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

         Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 456 full-time employees at June 30, 1998. In order to manage its growth effectively, the Company will need to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

         Recent Organization; Limited Operating History as an Independent Business; Limited Relevance of Historical Financial Information. Prior to October 1996, the Company conducted its business and operations as the software division of Pencom Systems Incorporated, ("Pencom"). Accordingly, the Company has only a limited independent operating history upon which an evaluation of the Company and its prospects can be based. Prior to October 1996, the Company also had limited accounting capability and depended upon Pencom for most accounting functions. By October 1, 1996, the Company had assumed responsibility for most internal accounting functions, but continued to depend upon Pencom for limited accounting support in connection with the Company's 1996 year-end audit. There can be no assurance that the Company will be successful in taking control of these functions from Pencom. The Company has also relied upon, and will continue to rely upon, Pencom for certain legal services and recruiting functions. The Company's management has only limited experience operating the Company as a stand-alone company, separate and apart from Pencom. Pencom has no obligation to provide financial or management assistance to the Company and has no plans to do so. The inability of the Company to operate successfully as an entity independent from Pencom would have a material adverse effect on the Company's business, financial condition and results of operations.

         Variability of Quarterly Operating Results. The Company's quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such quarterly fluctuations are based on a number of factors, including the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the Company's success in earning bonuses or other contingent payments, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. Other factors which may effect operating results include customer budget cycles and customer spending priorities such as the Year 2000 compliance issue. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. For example, while the number of professional staff the Company employs may be adjusted to reflect active projects, such adjustments take time and the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to focus on securing new client engagements. As a result, unanticipated variations in the number or progress toward completion of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in adverse changes to the Company's business, financial condition and results of operations. In the second half of 1998, revenues may be adversely impacted by the Company's lengthy sales cycle, among other matters, which may cause the Company's revenues and earnings to be below the expectations of securities analysts. Any shortfall in revenue or earnings from expected levels or other failures to meet expectations of securities analysts or the market in general regarding results of operations could have an immediate and material adverse effect on the market price of the Company's Common Stock. Given the possibility of such quarterly fluctuations in revenue or earnings, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

         Need to Attract and Retain Professional Staff. The Company's success depends in large part upon its ability to attract, train, retain, motivate and manage highly skilled employees, particularly project managers and other senior technical personnel. Significant competition exists for employees with the skills required to perform the services offered by the Company, and the Company requires that a significant number of such employees travel to client sites to perform services on its behalf, which may make a position with the Company less attractive to potential employees. Qualified project managers, software architects and senior technical and professional staff are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. There can be no assurance that a sufficient number of highly skilled employees will continue to be available to the Company, that potential employees will be willing to travel to client sites, or that the Company will be successful in training, retaining and motivating current or future employees. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impair the Company's ability to adequately manage and staff its existing projects and to bid for or obtain new projects, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Dependence on Key Personnel. The Company's future success will depend in part upon the continued services of a number of key management employees, particularly Dr. W. Frank King, Keith D. Thatcher, Brian E. Baisley, James T. Kelsey and William C. Cason, and a number of key technical employees. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's credit facility prohibits material changes in management. The Company does not maintain key-person life insurance on any of its employees. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

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

         Uncertainty Related to the Year 2000 Compliance Issues. Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 18 months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty still exists as to the global implications of the Year 2000 issue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies (including customers of the Company, and customers or potential customers of the Company's customers) are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. Such expenditures may result in reduced funds available for the Company's customers to pursue product development programs or IT systems enhancements for which the Company's services would otherwise be utilized. Any of the foregoing, including costs of defending and resolving Year 2000-related disputes, reductions in development programs or IT systems enhancements by customers and their customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.




                          PART II -- OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 20, 1998, the folowing proposals were adopted by the vote specifed below.

                                                                                AGAINST OR
                                                                 FOR             WITHHELD           ABSTAIN
                                                             ------------    ------------------   -------------
            1.    Election of Seven Directors
                  All directors proposed by
                  management were elected.
                    W. Frank King, Ph.D.                       8,615,839               316,374               -
                    Wade E. Saadi                              8,615,939               316,274               -
                    Edward C. Ateyeh, Jr.                      8,616,339               315,874               -
                    Thomas A. Herring                          8,616,339               315,874               -
                    Kevin B. Kurtzman                          8,616,339               315,874               -
                    Michael J. Maples                          8,615,161               317,052               -
                    Jonathan D. Wallace, Esq.                  8,616,198               316,015               -

            2.    Approval of an amendment to 1996             6,434,699             1,555,585           2,175
                  Stock Option/Stock Issuance Plan to
                  increase the number of shares of
                  Common Stock available for
                  issuance thereunder from 1,715,000
                  to 2,715,000

            3.    Ratification of Ernst & Young LLP            8,928,904                 2,000           1,309
                  as Independent auditors


Item 5.   Other Information

Stockholder Proposals

Proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received at the Company's principal executive offices not later than December 24, 1998 in order to be included in the Company's proxy statement and form of proxy relating to the 1999 annual meeting.

Pursuant to new amendments to Rule 14a-4(c) of the Securities Exchange Act of 1934, as amended, if a stockholder who intends to present a proposal at the 1999 annual meeting of stockholders does not notify the Company of such proposal on or prior to March 9, 1999, then management proxies would be allowed to use their discretionary voting authority to vote on the proposal when the proposal is raised at the annual meeting, even though there is no discussion of the proposal in the 1999 proxy statement.

Pursuant to the Company's Bylaws, proposals of stockholders intended to be presented at the Company's 1999 annual meeting of stockholders must be received by the Secretary of the Company at the Company's principal executive offices not earlier than the 150th day nor later than the 120th day prior to the first anniversary of the date of the proxy statement delivered to stockholders in connection with the preceding year's annual meeting in order to be brought before the meeting.


Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

Number            Description

10.1 Mountainview Lease Agreement dated May 11, 1998 between the Registrant and South Bay/ Copley Joint Venture
10.2 Employment Agreement dated May 18, 1998 between the Registrant and James T. Kelsey.
10.3              1996 Stock Option/Stock Issuance Plan Amendment.
27.1              Financial Data Schedule
---------

          (b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PSW TECHNOLOGIES, INC.
                                       (Registrant)



Date:  August 14, 1998                 \s\ W.Frank King
                                       Dr. W. Frank King
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date:  August 14, 1998                 \s\ Keith D. Thatcher
                                       Keith D. Thatcher
                                       Vice President of Finance, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date:  August 14, 1998                 \s\ Kasaundra L. Simpson
                                       Kasaundra L. Simpson
                                       Financial Reporting and Budgeting Manager
                                       (Principal Accounting Officer)