Form 10-Q
period 1998-09-30
PSW TECHNOLOGIES INC
filed 1998-11-13
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                                    -------------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

                        Commission file number 000-22327


                             PSW TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                             74-2796054
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)


6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas              78730
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (512) 343-6666
                                                       -------------------------



         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x No __________


         As of October 30, 1998, the Registrant had outstanding XXXXXX shares of Common Stock, $.01 par value.

                             PSW TECHNOLOGIES, INC.

                      Index to September 30, 1998 Form 10-Q



                                                                            Page
                         Part I -- Financial Information

Item 1.     Financial Statements...............................................3

            Condensed Balance Sheets - September 30, 1998 and
            December 31, 1997..................................................3

            Condensed Statements of Operations - Three Months
            and Nine Months Ended September 30, 1998 and 1997..................4

            Condensed Statements of Cash Flows - Nine Months
            Ended September 30, 1998 and 1997..................................5

            Notes to Condensed Financial Statements............................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................9

                          Part II -- Other Information

Item 2.     Use of Proceeds from Registered Securities........................19

Item 6.     Exhibits and Reports on Form 8-K..................................19

            Signatures........................................................20

                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PSW Technologies, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                 September 30,
                                                                      1998            December 31,
                                                                  (Unaudited)             1997


Assets
Current assets:
   Cash                                                          $        298         $     835
   Short-term investments                                              18,999            22,470
   Accounts receivable, net of allowance for doubtful
      accounts of  $250 and $165 at September 30, 1998
      and December 31, 1997, respectively                               7,828             7,429
   Unbilled revenue under customer contracts                              843               418
   Deferred tax asset                                                     792                 -
   Prepaid expenses and other current assets                              557               483
                                                                     --------         ---------
Total current assets                                                   29,317            31,635
Other non-current assets                                                4,573             3,785
                                                                     --------         ---------

Total assets                                                       $   33,890        $   35,420
                                                                   ==========        ==========


Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                         369               532
   Deferred revenue                                                       434                 -
   Accrued expenses and other current liabilities                       2,062             3,029
                                                                    ---------         ---------
Total current liabilities                                               2,865             3,561

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and outstanding                      -                 -
  Common  stock,  par  value  $.01  per  share,  34,000,000
     shares  authorized, 9,211,919 and 8,960,935 shares
     issued and outstanding at September 30, 1998
     and December 31, 1997, respectively                                   92                90
  Additional paid-in capital                                           30,009            29,484
  Deferred compensation                                                  (125)             (243)
  Accumulated other comprehensive income                                   46               (27)
  Retained earnings                                                     1,003             2,555
                                                                    ---------          ---------
Total stockholders' equity                                             31,025            31,859
                                                                    ---------          ---------

Total liabilities and stockholders' equity                         $   33,890        $   35,420
                                                                   ==========        ==========


                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                     --------------------------- ---------------------------
                                                         1998           1997          1998         1997
                                                         ----           ----          ----         ----
Revenue                                                  $ 9,255      $ 11,258       $ 28,880     $ 32,267
Operating expenses:
   Technical staff                                         6,009         5,711         17,335       16,445
   Selling and administrative staff                        2,853         2,113          8,161        6,087
   Other expenses                                          2,772         1,946          6,678        5,825
   Special compensation expense                               36            71            118          259
                                                       ---------    ----------    -----------   ----------
Total operating expenses                                  11,670         9,841         32,292       28,616
                                                       ---------    ----------    -----------   ----------

Income (loss) from operations                             (2,415)        1,417         (3,412)       3,651

Interest income (expense), net                               215           264            690          161
                                                       ---------    ----------    -----------   ----------
Income (loss) before provision (benefit) for
   income taxes                                           (2,200)        1,681         (2,722)       3,812
                                                       ---------    ----------    -----------   ----------

Provision (benefit) for income taxes:
Nonrecurring charge for termination of
  Subchapter S election                                        -             -              -        1,200
C Corporation                                             (1,070)          570         (1,170)         670
                                                       ---------    ----------    -----------   ----------
Total provision (benefit) for income taxes                (1,070)          570         (1,170)       1,870
                                                       ---------    ----------    -----------   ----------

Net income (loss)                                     $   (1,130)   $    1,111    $    (1,552)   $   1,942
                                                      ==========    ==========   ============    =========

Basic earnings (loss) per share                       $    (0.12)   $     0.13    $     (0.17)
                                                      ==========    ==========   ============

Diluted earnings (loss) per share                     $    (0.12)   $     0.11    $     (0.17)
                                                      ==========    ==========   ============

Pro forma information:
Historical income before provision for
   income taxes                                                                                  $   3,812
Pro forma provision for income taxes                                                                 1,380
                                                                                                 ---------

Pro forma net income                                                                             $   2,432
                                                                                                   =======

Pro forma basic earnings per share                                                               $    0.35
                                                                                                  ========

Pro forma diluted earnings per share                                                             $    0.30
                                                                                                  ========

Shares used in basic earnings (loss) per share
   calculation                                             9,146         8,847          9,064        6,871
                                                       =========     =========      =========     ========

Shares used in diluted earnings (loss) per share
   calculation                                             9,146         9,973          9,064        8,001
                                                       =========     =========      =========     ========

                             See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                                  Nine Months
                                                                              Ended September 30,
                                                                   --------------------------------------
                                                                           1998              1997
                                                                           ----              ----
Operating activities
Net income (loss)                                                     $    (1,552)       $     1,942
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Special compensation                                                     118                259
     Depreciation and amortization                                            765                597
     Bad debt expense                                                         114                 45
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (513)            (1,893)
        Due to/from related party                                               -               (258)
        Unbilled revenue under customer contracts                            (425)               106
        Prepaid expenses and other current assets                             (74)                40
        Trade payables                                                       (173)              (359)
        Deferred revenue                                                      434               (125)
        Accrued expenses and other current liabilities                       (188)             1,362
        Income taxes                                                       (1,519)               694
                                                                          --------        ----------
Net cash provided by (used in) operating activities                        (3,013)             2,410
                                                                          --------        ----------

Investing activities
Purchase securities                                                             -            (21,277)
Proceeds from sale of short term investments                                3,544                  -
Acquisition of property and equipment                                      (1,442)            (2,410)
                                                                          --------         ---------
Net cash provided by (used in) investing activities                         2,102            (23,687)
                                                                          --------         ---------

Financing activities
Repayments of line of credit                                                    -             (5,125)
Dividend to S corporation stockholders                                          -             (1,400)
Issuance of common stock                                                      374             25,970
                                                                          --------         ---------
Net cash provided by financing activities                                     374             19,445
                                                                          --------         ---------

Net decrease in cash                                                         (537)            (1,832)
Cash, beginning of period                                                     835              3,182
                                                                          --------         ---------

Cash, end of period                                                    $      298          $   1,350
                                                                       ==========          =========

Non-cash activities:
Unrealized gain on investments                                         $       73       $         52
Reduction of income taxes payable associated with the
   exercise of stock options                                           $      153       $        115



                             See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                               September 30, 1998
                                   (unaudited)

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

3.    Pro Forma Provision for Income Taxes

From commencement through June 5, 1997 the Company had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable to income through June 5, 1997 were the responsibility of the individual stockholders. Pro forma provision for income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected to be treated as an S corporation for the period presented. The Company also paid a dividend of $1.4 million to its S corporation stockholders during the third quarter of 1997. The dividend was estimated to approximate the tax that the S stockholders were required to pay on the 1997 taxable income allocated to them.

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

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)


5.    Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

The components of comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                         Three months ended              Nine months ended
                                                           September 30,                    September 30,
                                                        1998           1997              1998         1997(a)
                                                     -----------    -----------        ----------    ----------
Net income (loss)                                        $(1,130)        $1,111           $(1,552)      $2,432

Unrealized gain (loss) on short term
  investments                                                 63            (79)              128          (79)
Income tax (expense) benefit related to items
  of other comprehensive income                              (27)            27               (55)          27


                                                      ===========    ===========        ==========    ==========
Comprehensive income (loss)                              $(1,094)        $1,059           $(1,479)      $2,380
                                                      ===========    ===========        ==========    ==========

(a) Net income and comprehensive income amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes.

The components of accumulated other comprehensive income at September 30, 1998 and December 31, 1997 are as follows:

                                                                                          1998             1997
                                                                                       ------------    --------------

Unrealized gain (loss) on short term investments                                               $46              $(27)
                                                                                       ============    ==============

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)


6.    Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months and nine months ended September 30:

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                      1998                1997              1998              1997(1)
                                                  --------------     ---------------    --------------     --------------
Numerator:
  Net income (loss)                               $     (1,130)      $        1,111     $     (1,552)            $ 2,432
                                                  ==============     ===============    ==============     ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                     9,146               8,847             9,064              6,871

  Effect of dilutive securities:
    Employee stock options                                    -                 620                 -                624
    Warrants                                                  -                 506                 -                506
                                                  --------------     ---------------    --------------     --------------
  Shares used in diluted earnings (loss) per
    share calculation                                     9,146               9,973             9,064              8,001
                                                  ==============     ===============    ==============     ==============

Basic earnings (loss) per share                   $      (0.12)      $         0.13     $      (0.07)      $        0.35
                                                  ==============     ===============    ==============     ==============

Diluted earnings (loss) per share                 $      (0.12)      $         0.11     $      (0.17)      $        0.30
                                                  ==============     ===============    ==============     ==============



(1) Net income and earnings per share amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes. The pro forma basic and pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of the provisions of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for the nine months ended September 30, 1997 of $0.01 per share.


7.    Income Taxes

During the third quarter, the Company revised its estimated annual effective tax rate for 1998 from 19%, which was used during the second quarter of 1998, to 43% due to changes in management's estimate of projected levels of operating income relative to tax-exempt income. Using a 43% annual effective tax rate during the first, second and third quarters of 1998, net loss would have been $178,000 for the three months ended March 31, 1998, $120,000 for the three months ended June 30, 1998 and $1,254 for the three months ended September 30, 1998. The diluted loss per share would have remained at $0.02 for the three months ended March 31, 1998, would have increased $0.01 to a diluted loss per share of $0.01 for the three months ended June 30, 1998, and would have decreased $0.02 to a diluted loss per share of $0.14 for the three months ended September 30, 1998.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results; developments in the Company's markets and strategic focus; and future economic and business conditions. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth and incorporates by reference certain factors that could cause actual future results of the Company to differ materially from these statements.

Overview

PSW Technologies, Inc. (the "Company"), is a software services firm, operating in one industry segment, that provides high value solutions to information technology ("IT") vendors and IT users by mastering and applying critical emerging technologies, including Web based distributed computing, object oriented development, advanced operating systems and systems management technologies. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. PSW provides joint project-based development, porting and testing services to selected IT vendor clients and applies the technical expertise learned to the design and development of high value, mission critical enterprise business systems for its Fortune 1000 IT user clients.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:

                                                        Three Months                       Nine Months
                                                    ended September 30,                  ended September 30,
                                                    -------------------                  -------------------
                                                     1998       1997                       1998       1997
                                                     ----       ----                       ----       ----


Revenue............................................   100%....  100%                        100%      100%
Operating expenses:
   Technical staff.................................    65        51                          60        51
   Selling and administrative staff................    31        19                          28        19
   Other expenses..................................    30        17                          23        18
   Special compensation expense....................    -          1                          -          1
                                                     -----     -----                       -----     -----
Total operating expense............................   126        88                         111        89
                                                     -----     -----                       -----     -----
Income (loss) from operations......................   (26)       12                         (11)       11
Interest income (expense), net.....................     2         2                           2        -
Provision (benefit) from income taxes..............   (12)        5                          (4)        4 (a)
                                                     -----     -----                       -----     -----
Net income (loss).................................    (12)%       9%                         (5)%       7%(a)
                                                     ======    =====                       =====     =====

(a) Net income is presented on a pro forma basis as if the Company had been fully subject to federal and state income taxes.

Third Quarter of 1998 Compared with Third Quarter of 1997

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $9.3 million in the third quarter of 1998, down 18% from $11.3 million for the third quarter of 1997, principally due to the decline in the scope and number of IT user projects. Revenue attributable to software services rendered to IT vendors was $6.3 million and $6.6 million in the third quarter of 1998 and the third quarter of 1997, respectively. Revenue attributable to software services rendered to IT users was $3.0 million and $4.6 million for the third quarter of 1998 and the third quarter of 1997, respectively, a decrease of 35% in the third quarter of 1998 over the third quarter of 1997.

One client, including its wholly-owned subsidiaries, accounted for 36% and 35% of revenue in each of the third quarters of 1998 and 1997, respectively. No other client accounted for more than 10% of revenue for either period.

 Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $6.0 million in the third quarter of 1998, an increase of 5% over $5.7 million for the third quarter of 1997. The increase in technical staff expenses was primarily due to the addition of personnel during 1998 in anticipation of new engagements. Technical staff expenses increased to 65% of revenue in the third quarter of 1998 from 51% in the third quarter of 1997, primarily as a result of lower utilization of technical staff and lower revenues.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel and all commissions and bonuses. Selling and administrative staff expenses were $2.9 million in the third quarter of 1998, an increase of 35% from $2.1 million in the third quarter of 1997. The increase in selling and administrative staff expenses was primarily due to the increased focus on sales and marketing initiatives which resulted in an increase to the sales and marketing staff during 1998. Selling and administrative staff expenses were 31% of revenue in the third quarter of 1998 compared to 19% of revenue in the third quarter of 1997, primarily as a result of increases in the sales staff and lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $2.8 million in the third quarter of 1998 and $1.9 million in the third quarter of 1997. The increase is principally due to the addition of a facility in Mountainview, California, severance costs related to an overall reduction in headcount, meeting costs, an increase in bad debt reserves, along with higher travel and project related costs, offset slightly by lower recruiting costs. Other expenses were 30% of revenue in the third quarter of 1998 compared to 17% in the third quarter of 1997.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $36,000, or less than 1% of revenue, in the third quarter of 1998 and $71,000, or 1% of revenue, in the third quarter of 1997.

Income (Loss) from Operations

The Company recorded a loss from operations of $2.4 million in the third quarter of 1998, down from $1.4 million of income from operations in the third quarter of 1997. Loss from operations was 26% of revenue in the third quarter of 1998, down from income from operations of 12% of revenue in the third quarter of 1997.

First Nine Months of 1998 Compared with First Nine Months of 1997

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $28.9 million in the first nine months of 1998, down 10% from $32.3 million for the first nine months of 1997, principally due to the decline in IBM business. Revenue attributable to software services rendered to IT vendors was $19.1 million and $19.3 million in the first nine months of 1998 and the first nine months of 1997, respectively. Revenue attributable to software services rendered to IT users was $9.8 million and $13.0 million for the first nine months of 1998 and the first nine months of 1997, respectively, a decrease of 25% in the first nine months of 1998 over the first nine months of 1997.

One client, including its wholly owned subsidiaries, accounted for 36% and 42% of revenue in each of the first nine months of 1998 and 1997, respectively. No other client accounted for more than 10% of revenue for either period.

 Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $17.3 million in the first nine months of 1998, an increase of 5% over $16.4 million for the first nine months of 1997. The increase in technical staff expenses was primarily due to the addition of personnel to service the anticipated increase in scope and number of client projects during 1998. Technical staff expenses increased to 60% of revenue in the first nine months of 1998 from 51% in the first nine months of 1997, primarily as a result of lower utilization of technical staff and lower revenues.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel and all commissions and bonuses. Selling and administrative staff expenses were $8.2 million in the first nine months of 1998, an increase of 34% from $6.1 million in the first nine months of 1997. The increase in selling and administrative staff expenses was primarily due to the addition of sales and administrative personnel, and increased training for technical staff. Selling and administrative staff expenses were 28% of revenue in the first nine months of 1998 compared to 19% of revenue in the first nine months of 1997, primarily as a result of increases in the sales staff, greater technical staff involvement in sales and lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $6.7 million in the first nine months of 1998 and $5.8 million in the first nine months of 1997, principally due to the addition of a facility, severance costs related to an overall reduction in head count during the third quarter, third quarter meeting costs, an increase in bad debt reserves, along with higher travel and project related costs, offset slightly by lower recruiting costs. Other expenses were 23% of revenue in the first nine months of 1998 compared to 18% in the first nine months of 1997 due to the previously mentioned expenses and lower revenues.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $118,000, or less than 1% of revenue, in the first nine months of 1998 and $259,000, or 1% of revenue, in the first nine months of 1997.

Income (Loss) from Operations

The Company recorded a loss from operations of $3.4 million in the first nine months of 1998, down from $3.7 million of income from operations in the first nine months of 1997. Due primarily from the decrease in revenue, loss from operations was 11% of revenue in the first nine months of 1998, down from income from operations of 11% of revenue in the first nine months of 1997.

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

The pro forma provision for income taxes of $1.4 million for the nine months ended September 30, 1997 is computed using an estimated annual effective tax rate of 36%, which differs form the federal statutory rate of 34% primarily due to state taxes.

The historical benefit for income taxes of $1.2 million for the nine months ended September 30, 1998 is computed using an estimated annual effective tax rate of 43%, which differs from the federal statutory rate of 34% as a result of state taxes and the relationship of tax-exempt interest income to the pretax loss.

During the third quarter, the Company revised its estimated annual effective tax rate for 1998 from 19% to 43% due to changes in management's estimate of tax-exempt income relative to projected levels of operating income.

Net Loss and Pro Forma Net Income

Net loss was $1.6 million in the first nine months of 1998 and pro forma net income was $2.4 million in the first nine months of 1997. Net loss was 5% of revenue in the first nine months of 1998 and pro forma net income was 7% of revenue in the first nine months of 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and short term investments totaling $19.3 million, a decrease from $23.3 million at December 31, 1997 as a result of funding operating and investing activities.

The Company maintains a Credit Facility with a bank providing for borrowings of up to $10 million, subject to a borrowing base requirement. The Credit Facility expires on May 1, 1999. Available borrowings under the Credit Facility are based upon a percentage of the Company's eligible accounts receivable. At September 30, 1998, no amount was outstanding under the Credit Facility and the available borrowing amount was $7.5 million.

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


Year 2000 Compliance

Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 15 months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

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

Over the past three years, the Company has made Year 2000 compliance a priority in IT purchasing and installation decisions. The Company's internal information technology group has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's IT systems. The program consists of the following phases: identifying Year 2000 application issues, updating applications, identifying Year 2000 systems and operating systems issues (such phases are complete), collecting manufacturer's compliance statements, verifying solutions to Year 2000 issues, updating and/or patching operating systems, updating firmware and phasing out unsupported hardware (such phases are in process and scheduled to be completed in the first quarter of fiscal 1999). As of October 1, 1998, the Company has spent approximately $15,000 of the currently estimated $30,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Funds for the Year 2000 compliance program are expected to be provided from available working capital. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

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

         Fixed-Price Contracts and Other Project Risks. During 1997 and the first nine months of 1998, approximately 20% and 13%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

         Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 442 full-time employees at September 30, 1998. In order to manage its growth effectively, the Company will need to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

         Recent Organization; Limited Operating History as an Independent Business; Limited Relevance of Historical Financial Information. Prior to October 1996, the Company conducted its business and operations as the software division of Pencom Systems Incorporated ("Pencom"). Accordingly, the Company has only a limited independent operating history upon which an evaluation of the Company and its prospects can be based. Prior to October 1996, the Company also had limited accounting capability and depended upon Pencom for most accounting functions. By October 1, 1996, the Company had assumed responsibility for most internal accounting functions, but continued to depend upon Pencom for limited accounting support in connection with the Company's 1996 year-end audit. There can be no assurance that the Company will be successful in taking control of these functions from Pencom. The Company has also relied upon, and will continue to rely upon, Pencom for certain legal services and recruiting functions. The Company's management has only limited experience operating the Company as a stand-alone company, separate and apart from Pencom. Pencom has no obligation to provide financial or management assistance to the Company and has no plans to do so. The inability of the Company to operate successfully as an entity independent from Pencom would have a material adverse effect on the Company's business, financial condition and results of operations.

         Variability of Quarterly Operating Results. The Company's quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. Such quarterly fluctuations are based on a number of factors, including the number, size and scope of projects in which the Company is engaged, the contractual terms and degree of completion of such projects, any delays incurred in connection with a project, the Company's success in earning bonuses or other contingent payments, employee hiring and utilization rates, the adequacy of provisions for losses, the accuracy of estimates of resources required to complete ongoing projects and general economic conditions. Other factors which may effect operating results include customer budget cycles and customer spending priorities such as the Year 2000 compliance issue. A high percentage of the Company's operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. For example, while the number of professional staff the Company employs may be adjusted to reflect active projects, such adjustments take time and the Company must maintain a sufficient number of senior professionals to oversee existing client engagements and to focus on securing new client engagements. As a result, unanticipated variations in the number or progress toward completion of the Company's projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in adverse changes to the Company's business, financial condition and results of operations. In the last quarter of 1998, revenues may be adversely impacted by the Company's lengthy sales cycle, among other matters, which may cause the Company's revenues and earnings to be below the expectations of securities analysts. Any shortfall in revenue or earnings from expected levels or other failures to meet expectations of securities analysts or the market in general regarding results of operations could have an immediate and material adverse effect on the market price of the Company's Common Stock. Given the possibility of such quarterly fluctuations in revenue or earnings, the Company believes that comparisons of its quarterly results of operations are not necessarily meaningful and that such results for one quarter should not be relied upon as an indication of future performance.

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

         Changes in Senior Management. On August 31, 1998, the Company's Board of Directors named Timothy D. Webb as president and Chief Executive Officer of the Company. Webb succeeds Dr. W. Frank King who will continue to serve on PSW Technologies, Inc. Board of Directors and as an advisor to the Company. In May, 1998, Patrick D. Motola resigned as Chief Financial Officer and was replaced by Keith D. Thatcher (who had been serving as Vice President of Finance and
Treasurer of the Company). In addition, Brian E. Baisley, who had held the position of Senior Vice President of Client Services, resigned in September, 1998. Baisley's position was not replaced and as a result, the business unit vice presidents will report directly to the Chief Exectutive Officer. There can be no assurances that such changes in the senior management of the Company will not adversely affect the Company's results of operations or financial condition, that the new members of the management team will succeed in their roles in a timely or efficient manner or that they will be satisfactorily assimilated, or that new and additional management responsibilities can be allocated effectively among such executives. Failure by the Company to assimilate new executives, or the failure of any such executive to perform effectively, could have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company's future success will depend in part upon the continued services of a number of key management employees, particularly Timothy D. Webb, Keith D. Thatcher, James T. Kelsey, Michael V. Jaggers, Brent R. Terry and William C. Cason, and a number of key technical employees. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's credit facility prohibits material changes in management. The Company does not maintain key-person life insurance on any of its employees. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

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

         Potential Volatility of Stock Price. The market for securities of early-stage and small capital stock companies has been highly volatile in recent years as a result of factors often unrelated to a company's operations. In addition, the Company believes factors such as quarterly variations in operating results, announcements of technological innovations or new products or services by the Company or its competitors, general conditions in the IT industry or the industries in which the Company's clients compete and changes in earnings estimates by securities analysts, could contribute to the volatility of the price of the Company's Common Stock. These factors, as well as general economic conditions such as recessions or changes in interest rates, could adversely affect the market price of the Company's Common Stock. Furthermore, in the past, following periods of volatility in the market price of a company's securities, securities class action claims have been brought against the issuing company. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, and any adverse determination in such litigation could also subject the Company to significant liabilities, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Uncertainty Related to the Year 2000 Compliance Issues. Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 15 months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty still exists as to the global implications of the Year 2000 issue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies (including customers of the Company, and customers or potential customers of the Company's customers) are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. Such expenditures may result in reduced funds available for the Company's customers to pursue product development programs or IT systems enhancements for which the Company's services would otherwise be utilized. Any of the foregoing, including costs of defending and resolving Year 2000-related disputes, reductions in development programs or IT systems enhancements by customers and their customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

                          PART II -- OTHER INFORMATION

Item 2.   Use of Proceeds

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

In connection with the IPO, total expenses of approximately $3.8 million were incurred by the Company, which expenses consisted of: (i) $2.1 million representing underwriting discounts and commissions paid to the Underwriters; and (ii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees of approximately $1.7 million. Of the other offering expenses, $101,000 were direct or indirect payments to directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of such shares, after deducting such total expenses, was approximately $25.7 million, of which $3.0 million was used to repay indebtedness of the Company, $654,000 was used to satisfy certain federal income tax obligations of the Company, $1.4 million was used to pay a dividend to the Company's stockholders of record just prior to the IPO in respect of the estimated tax that such stockholders are required to pay on the estimated 1997 taxable income allocated to them. During the nine months ended September 30, 1998, the Company used $1.4 million of the proceeds to acquire property and equipment and $2.2 million to fund working capital requirements. The remaining $17.1 million is invested in short-term, interest bearing municipal obligations, corporate securities, and money market funds pending application of such proceeds by the Company. Other than the amounts paid as a dividend to the stockholders of record just prior to the IPO, no other net proceeds were paid directly or indirectly to any directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of equity securities of the Company or to affiliates of the Company.


Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

Number   Description

 10.1 Employment Agreement dated August 28, 1998 between the Registrant and Timothy D. Webb.
 27.1    Financial Data Schedule
---------


          (b) Reports on Form 8-K

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PSW TECHNOLOGIES, INC.
                                       (Registrant)



Date:  November 13, 1998               /s/ Timothy Webb
                                       -----------------------
                                       Timothy Webb
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)





Date:  November 13, 1998               /s/ Keith Thatcher
                                       -------------------------
                                       Keith D. Thatcher
                                       Vice President of Finance, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date:  November 13, 1998               /s/ Kasaundra Smith
                                       -------------------------
                                       Kasaundra L. Smith
                                       Financial Reporting and Budgeting Manager
                                       (Principal Accounting Officer)