Form 10-Q/A
period 1998-09-30
PSW TECHNOLOGIES INC
filed 1998-11-13
CIK 1030487

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
                                                       -------------------------



         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x No __________


         As of October 30, 1998, the Registrant had outstanding 9,261,193 shares of Common Stock, $.01 par value.

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