Form 10-K
period 1998-12-31
PSW TECHNOLOGIES INC
filed 1999-03-31
CIK 1030487

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                Name of Each Exchange on which Registered
None.                              None.

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 par value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o
         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 26, 1999 as reported on the Nasdaq National Market, was approximately $13.4 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

         As of February 26, 1999, the Registrant had outstanding 9,351,301 shares Common Stock.

                       Documents Incorporated By Reference
          Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1.  Business

         In addition to the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements concerning: growth and future operating results, developments in the Company's markets and strategic focus; and future economic and business conditions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Additional Factors That May Affect Future Results" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

         PSW Technologies, Inc. ("PSW" or the "Company") provides systems integration and software development services to information technology ("IT") vendors and IT users. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. Services are typically provided on a project or mission basis. In project-based engagements, PSW is retained to complete a specifically defined set of tasks, such as porting a specific version of client software to a new release of an operating system. In mission-based engagements, PSW is retained to manage, on an ongoing basis, a specific mission within the client organization, such as responsibility for all testing functions for a client organization. Mission engagements involve multiple projects and releases which generally are subject to renewal on an annual or other periodic basis.

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

         The Company was founded in 1989 as a separate division of Pencom Systems Incorporated, ("Pencom"), a privately held corporation, to take advantage of the large numbers of subcontractors placed by Pencom with IBM's AIX organization in Austin, Texas. PSW was incorporated in Delaware in August 1996 and completed an initial public offering in June of 1997. The Company maintains its principal executive offices at 6300 Bridgepoint Parkway, Building 3, Suite 200, Austin, Texas 78730, and its telephone number at such location is (512) 343-6666.

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

         The convergence of these trends is resulting in (i) an increasing need within the research and development departments of key vendors of critical emerging technologies to outsource to software service firms a portion of the development, porting and testing of their existing and new products and (ii) an increasing movement of Fortune 1000 companies toward joint projects with software service firms that have a high level of expertise in critical emerging technologies, rather than relying on their internal resources for the design and implementation of enterprise business systems. Accordingly, a growing number of IT users and IT vendors are seeking the help of software services firms with strong technical expertise in critical emerging technologies and the ability to implement high value solutions on a prompt and cost-effective basis.

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

             Testing Services

         The Company assists clients in test planning, test suite development and test execution, in the following areas:

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

IT User Clients

         The Company also develops high value, mission critical enterprise business systems designed to enable its IT user clients to improve the quality of the services they provide to their customers through enhanced information capture and control, increased accuracy and efficiency and decreased costs and response times. The Company offers services ranging from consulting, to custom system development, to the development of systems management solutions. The Company provides enterprise solutions in a wide variety of computing environments utilizing leading technologies, including Web/Internet, client/server architectures, object-oriented programming languages and tools, distributed database management systems and the latest networking and communications technologies.

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

             Systems Management Implementation Services

         The Company provides planning, design and implementation services for systems management. These services determine the availability, performance, capacity and servicing requirements of the clients' computing infrastructure and applications. Then using industry products primarily associated with the Tivoli Management Environment, PSW offers services to design, install, configure and test a specific system management solution for the client.

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

         The Company believes that successful software projects require a well designed approach, development process and underlying procedures to organize the project team to efficiently accomplish numerous interrelated tasks. PSW's Genova methodologies achieve this by defining the specific deliverables required at each phase of the development process, the tasks required to develop them, and to deliver examples and templates. In addition, because the methodologies provide a common structure between projects, PSW team members can tap the experience, ideas, measurements and estimates of other teams who have worked on similar engagements. Technical staff members can often get the latest information about technologies being used on the project from PSW professionals who are working on projects with the IT vendors who develop and support that technology.

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

Marketing and Sales

  Marketing

         Strategic market planning is performed by the executive staff of the Company, which actively seeks input and guidance from a number of sources to make strategic decisions. These sources include PSW clients, senior technical staff members, marketing and sales personnel and numerous executive contacts throughout the industry. The executive staff meets regularly to discuss strategic issues and actions. Senior technical staff members meet once a year at the PSW Technology Forum to share their views and produce a set of strategic actions for themselves and for the executive staff to pursue business opportunities resulting from changes in the technology landscape.

         The corporate marketing department develops and promotes key corporate messages, consistent marketing programs and materials and ongoing public relations. This is accomplished by coordinating the execution of the Company's strategic marketing initiatives and through a program of regular communication of newsworthy items to key press and industry analysts. Public relations is the primary vehicle used to promote corporate image through the use of client case studies and placement of technical articles by senior technical staff.

         Service marketing supports the sales process by producing qualified leads. The Company focuses on developing a "value proposition" for its services that clearly defines the benefits of engaging PSW and seeks to align the communication of the value proposition with the delivery of the highest value services possible to the client. This includes project management, methodologies, recruiting, training and any other initiatives required to deliver consistent, high quality service. The marketing emphasis is on communicating the value proposition to the client and demonstrating PSW's capabilities to deliver the service effectively.

         The Company's marketing programs emphasize its relationships with IT vendors, clients and other key partners to shorten the sales cycle and increase the productivity of PSW's sales resources. PSW works closely with certain key partners during the sales process to present a unified proposal to the client.

Sales

         PSW's sales force consists of Regional Sales Directors and Managers. The Company's executive management, project managers and senior members of the technical staff also assist with the sale of the Company's services. The sales force identifies appropriate business opportunities and client needs. Senior members of the technical staff provide high level technical review, typically involving members of the client's staff, early in the client relationship to thoroughly explore the client's needs and to propose solutions. In some cases, the client pays for an assessment to analyze the requirements and make a detailed proposal. Large project proposals typically involve project managers and other technical professionals.

         The sales force is responsible for achieving high client satisfaction and growing additional business in their assigned accounts. They are assigned revenue quotas and are paid a commission based on the revenue of business they obtain. Time schedules and cost estimates are prepared by the technical staff with input from the responsible salesperson. These schedules and estimates are used to determine the financial structure and proposed pricing for a project based on gross margin targets for new business. All pricing is approved by operating management, whose performance and compensation is not based primarily on revenue.

         PSW serves clients throughout the United States. The Company seeks to establish offices in those areas that have a high concentration of IT vendors. Current office sites include Austin, Boston, Seattle and Mountain View, California. Each office has a site manager and salespersons assigned to grow the Company's base of clients and revenue. Once an engagement is started, work may be conducted on PSW's premises or the Company's and technical personnel travel or relocate to the client site.

Employees

         PSW's workforce has grown significantly over the past four years, increasing from 167 full-time employees at December 31, 1994 to 391 full-time employees at December 31, 1998. PSW believes that attracting and retaining superior and innovative technical professionals, project managers and executive management is a critical element in its ability to deliver high quality services to its clients. Accordingly, PSW focuses on identifying and recruiting highly qualified technical professionals at all levels within the Company. In order to retain these professionals, the Company maintains a culture and implements numerous programs that emphasize the importance of its employees, including training, career development and incentive programs.

         None of the Company's employees is covered by a collective bargaining agreement. Substantially all of the Company's employees have executed an invention assignment and confidentiality agreement. In addition, the Company requires that all new employees execute such agreements as a condition of employment by the Company. Management considers its relations with its employees to be good.

  Selection and Recruiting

         Prior to October 1995, the Company relied significantly upon the recruiting services of Pencom for its technical staff hires. Since that time, the Company has decreased its reliance on Pencom by building its internal recruiting infrastructure for technical staff hires, with Pencom accounting for less than 15%, 4% and 1% of the Company's hires in 1996, 1997 and 1998, respectively. Currently, the Company is a party to recruiting agency agreements with Pencom as well as other outside recruiting firms.

         The Company utilizes dedicated recruiters to support management in identifying, staffing and building pipelines for the skill types required to meet the Company's sales efforts. PSW has a comprehensive interview and evaluation process, which typically includes extensive telephone and in-person interviews. The Company utilizes a sophisticated on-line recruiting system from Resumix to quickly capture candidate resumes, allow for specific skill searches and manage the work flow associated with a specific search.

         In addition, PSW has established an employee referral program pursuant to which existing employees receive a cash incentive for each person they refer who becomes a PSW employee. This referral program has provided the Company with a cost-effective means of identifying and recruiting high quality employees. In addition to agencies and employee referrals, the Company utilizes advertising, job fairs, internet recruiting sites, its Website and research and direct sourcing to identify and attract potential employees.

 Career Development and Training

         The Company has developed a Resource Management group that is designed, among other things, to build strong, long-term relationships with the technical staff. These relationships are critical in ensuring that project assignments and training are consistent with each employee's career aspirations and that each employee receives meaningful project and annual performance reviews.

         The Company has placed a focus on creating career ladders for the technical staff that are equivalent to that of the management career ladder. Career ladders exist for software consultants, software developers, and software quality specialists as well as for technical management.

         The Company has developed strong internal training programs for its employees, including technical training, management training, and knowledge management. Technical training includes Java and Microsoft Developer and Systems Engineering certification programs. Employees gain classroom as well as hands-on experience with Genova methodologies created and refined by each business practice, including object-oriented business systems, porting, UNIX-to-Windows NT migration, software quality assurance, and project management.

         The Company offers several management training programs to its employees, including overall management skills, effective and legal interviewing, effective performance reviews, and progressive discipline and termination.

         To effectively leverage the Company's intellectual assets, PSW embraces the knowledge management approach to learning. Employees contribute information to an ever-growing knowledge base that includes technology and products, methodologies, project web sites, and corporate information. PSW also conducts annual technology forums and business forums to increase communication and sharing among both business units and across all locations and disciplines within the Company.

Incentives

         The Company implements a number of compensation and other incentive programs designed to promote employee retention. Technical professionals are compensated in accordance with the Company's merit pay program, which is based on competitive salary ranges and is designed to reward employees based on their individual job level and their performance in that job level. In addition, the Company implements a "battle pay" program to compensate employees for extended on-site work away from home. The Company also issues stock options to all key PSW employees, with senior management and technical personnel receiving options at levels intended to build a significant and long-term commitment to the Company. Finally, the Company provides a competitive and comprehensive benefits program which includes health care, escalating vacation time and life insurance. Executives and other key employees participate in an annual bonus program. Other employees receive discretionary bonuses upon recommendation and approval by management.

Competition

         The markets for the Company's services are highly competitive. The Company believes that it currently competes principally with consulting and software integration firms and the professional service organizations of certain hardware and application software vendors. In addition, there are a number of systems integrators who serve similar markets or provide similar services with whom the Company competes or may compete in the future. Many of these companies have significantly greater financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. There are relatively low barriers to entry into the Company's markets, other than the enterprise system projects, and the Company has faced and expects to continue to face additional competition from new entrants into its markets.

         The Company believes that the principal competitive factors in its markets include reputation, project management expertise, industry expertise, speed of development and implementation, technical expertise and ability to deliver on a fixed-price as well as a time and materials basis. The Company believes that its ability to compete also depends in part on a number of competitive factors outside its control, including the ability of its clients or competitors to hire, retain and motivate project managers and other senior technical staff; the ownership by competitors of software used by potential clients; the development by others of products and services that are competitive with the Company's services; the price at which others offer comparable services; the ability of its clients to perform the services themselves; and the extent of its competitors' responsiveness to client needs. There can be no assurance that the Company will be able to compete effectively on pricing or other requirements with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or income to decline or otherwise materially adversely affect its business, financial condition and results of operations. The Company has entered into employment agreements with each of its executive officers. These agreements contain provisions which, among others, prohibit the employee from disclosing or otherwise using certain confidential information, assign to the Company inventions or ideas conceived by the employee during his employment, prohibit solicitation by the employee of clients and other employees of the Company and prohibit the employee from accepting any opportunity (whether by contract or full-time employment) with the Company's clients for which the employee has had direct contact. Furthermore, the Company's employment agreement with Timothy D. Webb, the Company's President and Chief Executive Officer, contains provisions, which for a period of two years, restrict Mr. Webb's ability to provide services to, or solicit the business of, the Company's clients and prospective clients in a competitive manner. There can be no assurance that any of the foregoing measures will prevent a former employee of the Company from enhancing the prospects of one of the Company's competitors.

Customers

         The Company has derived a significant portion of its revenue from a limited number of large clients. The Company's five largest clients in each of 1995, 1996, 1997 and 1998, accounted for approximately 88%, 82%, 63% and 57%, respectively, of its revenues in each such period. The Company's largest client, International Business Machines Corp., together with its subsidiaries (collectively, "IBM"), accounted for approximately 39% and 35% of its revenue in 1997 and 1998, respectively. The Company may experience a decline in the percent of revenue and level of IBM business in 1999 due to the completion of several projects for IBM and the growth in non-IBM business. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use the Company's services in a subsequent year. The loss of, or reduction in services required by, any large client could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Additional Factors That May Affect Future Results

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

         Fixed-Price Contracts and Other Project Risks. During 1996, 1997 and 1998, approximately 12%, 20% and 16%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

         Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 391 full-time employees at December 31, 1998. In order to manage its growth effectively, the Company will need to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

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

     Rapid Technological Advances; Risk of Targeting Emerging Technologies. The Company has derived, and will continue to derive, a substantial portion of its revenue from projects based on client/server and internet systems. The client/server and internet systems market is continuing to develop and is subject to rapid technological change. The Company's future success will also depend in part on its ability to develop IT solutions which keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments in a timely manner or that, if addressed, the Company will be successful in the marketplace. The Company's delay or failure to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed, or services offered, by third parties will not render the Company's services noncompetitive or obsolete. The Company's Software Technology Unit also seeks to identify emerging technologies which it believes will develop into critical technologies with broad application and longevity. Once identified, the Company may commit substantial resources to provide services to the developers of such technologies. No assurance can be given that the technologies identified by the Company will develop into critical technologies with broad application and longevity. The failure of the Company to align itself with such critical emerging technologies would have a material adverse affect on its business, financial condition and results of operations.

         Changes in Senior Management. The Company has recently announced several additions and changes in its senior management team. The Company's Chief Executive Officer, Timothy D. Webb, joined the Company during 1998 and John M. Velasquez, Vice President of Enterprise Solutions, and Pedro A. Fernandez, Vice President of Corporate Strategy and Marketing came to the Company in the first quarter of 1999. With recently named Vice President of Software Research and Development Solutions, Kenneth L. Drake and the Vice President of Embedded Systems Solutions, Brent R. Terry, the above team comprises the new operations senior management. There can be no assurances that such changes in the senior management of the Company will not adversely affect the Company's results of operations or financial condition, that the new members of the management team will succeed in their roles in a timely or efficient manner or that they will be satisfactorily assimilated, or that new and additional management responsibilities can be allocated effectively among such executives. Failure by the Company to assimilate new executives, or the failure of any such executive to perform effectively, could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel. The Company's future success will depend in part upon the continued services of a number of key management employees, particularly Timothy D. Webb, Keith D. Thatcher, Kenneth L. Drake, Pedro A. Fernandez, John M. Velasquez and Brent R. Terry, and a number of key technical employees. The loss of the services of any of the Company's key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's credit facility prohibits material changes in management. The Company does not maintain key-person life insurance on any of its employees. In addition, if one or more of the Company's key employees resigns from the Company to join a competitor or to form a competing company, any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

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

         Uncertainty Related to the Year 2000 Compliance Issues. Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 12 months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty still exists as to the global implications of the Year 2000 issue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies (including customers of the Company, and customers or potential customers of the Company's customers) are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. Such expenditures may result in reduced funds available for the Company's customers to pursue product development programs or IT systems enhancements for which the Company's services would otherwise be utilized. Any of the foregoing, including costs of defending and resolving Year 2000-related disputes, reductions in development programs or IT systems enhancements by customers and their customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

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

         The Company has 8,957 square feet of additional office space in Bellevue, Washington, strategically located near Microsoft and the IBM Kirkland Programming Center. This facility primarily provides office and laboratory space for the Company's Windows NT porting center, and also supports sales. In 1998, PSW leased a facility of 10,670 square feet in Mountainview, California adding a strategic presence for the Company in the silicon valley. PSW also has space in Boston, Massachusetts.

         PSW employees are also located at client sites throughout the United States, including Chicago, Raleigh, Costa Mesa, Menlo Park and Cupertino. Additional office expansion is anticipated in 1999. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if and as needed.


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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has traded on the Nasdaq National Market under the symbol "PSWT" since its initial public offering on June 5, 1997. Prior to the initial public offering, there had been no public market for the Common Stock. The following table lists the high and low sales by quarter subsequent to the initial public offering:

                                            High              Low
Fourth quarter of 1998                      $ 3.13            $ 2.00
Third quarter of 1998                       $ 7.13            $ 1.94
Second quarter of 1998                      $ 9.63            $ 5.56
First quarter of 1998                       $15.00            $ 6.38
Fourth quarter of 1997                      $19.63            $10.31
Third quarter of 1997                       $15.63            $11.38

         As of February 26, 1999, there were 9,351,301 shares of the Company's Common Stock outstanding held by 66 stockholders of record. The Company paid a cash dividend to its stockholders of record immediately prior to the completion of the initial public offering in an amount estimated to approximate the 1997 income tax that such stockholders are required to pay on the 1997 taxable income allocated to them as a result of the Company's prior S Corporation status. The Company currently intends to retain any earnings for the operations and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Company's Board of Directors and will depend upon the Company's earnings, financial condition, cash requirements, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.

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

         In  connection  with the IPO,  total  expenses  of  approximately  $3.8 million were incurred by the Company, which expenses consisted of: (i) $2.1 million representing underwriting discounts and commissions paid to the Underwriters; and (ii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees of approximately $1.7 million. Of the other offering expenses, $101,000 were direct or indirect payments to directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of such shares, after deducting such total expenses, was approximately $25.7 million, of which $3.0 million was used to repay indebtedness of the Company, $654,000 was used to satisfy certain federal income tax obligations of the Company, $1.4 million was used to pay a dividend to the Company's stockholders of record just prior to the IPO in respect of the estimated tax that such stockholders are required to pay on the estimated 1997 taxable income allocated to them. During the year ended December 31, 1998, the Company used $1.8 million of the proceeds to acquire property and equipment and $2.2 million to fund working capital requirements. The remaining $17.0 million is invested in short-term, interest bearing accounts available as working capital for the Company. Other than the amounts paid as a dividend to the stockholders of record just prior to the IPO, no other net proceeds were paid directly or indirectly to any directors or officers of the Company or their associates or to persons owning ten percent (10%) or more of any class of equity securities of the Company or to affiliates of the Company.

Item 6.  Selected Financial Data

         PSW commenced operations as a corporation effective October 1, 1996. Prior to that date, the Company conducted its business and operations as the software division of Pencom. The selected financial data presented below have been derived from the audited financial statements of the Company and its predecessor and include the portion of a software contract that had previously been allocated to Pencom. The statements of income data for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from financial statements, appearing herein. The statements of income data for the years ended December 31, 1994 and 1995 and the balance sheet data as of December 31, 1994, 1995 and 1996 are derived from audited financial statements not included herein. The information presented below reflects the financial condition and results of operations of the Company and its predecessor, and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company been operated as a separate, stand-alone company for the periods presented prior to October 1, 1996, nor is it necessarily indicative of future results. The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                 Year ended December 31,
                                            -------------------------------------------------------------------
                                              1994          1995           1996         1997           1998
                                            ----------    ---------      ---------    ---------     -----------
                                                          (in thousands, except per share data)
Statements of Income (Loss) Data:
Revenue                                       $12,318       $21,147        $31,274       $44,118       $39,101
Operating expenses:
   Technical staff                              7,385        11,193         16,444        22,479        23,440
   Selling and administrative staff             2,320         3,755          5,622         8,405        10,121
   Other expenses                               2,317         3,976          5,684         7,979         8,933
   Special compensation expense(1)                  -             -          2,193           268            75
                                            ----------    ----------     ----------    ----------    ----------
      Total operating expenses                 12,022        18,924         29,943        39,131        42,569
                                            ----------    ----------     ----------    ----------    ----------
Income (loss) from operations                     296         2,223          1,331         4,987        (3,468)
Interest income (expense), net                    (74)          (84)          (170)          431           946
                                            ----------    ----------     ----------    ----------    ----------
Income (loss) before provision
  for income taxes                                222         2,139          1,161         5,418        (2,522)
                                            ----------    ----------     ----------    ----------    ----------

Provision (benefit) for income taxes:
   Nonrecurring charge for termi-
     nation of Subchapter S election                -             -              -         1,200             -
   C Corporation taxes                              -             -              -         1,000         (1,060)
                                            ----------    ----------     ----------    ----------    ----------
Net income (loss)                              $  222       $ 2,139        $ 1,161       $ 3,218        $(1,462)
                                            ==========    ==========     ==========    ==========    ==========

Diluted loss per share                                                                                   $(0.16)
                                                                                                     ==========

Unaudited pro forma information:
   Historical income before
     provision for income taxes                $  222       $ 2,139        $ 1,161       $ 5,418
   Pro forma provision
     for income taxes(2)                           84           813            441         1,900
                                            ==========    ==========     ==========    ==========
Pro forma net income                           $  138       $ 1,326         $  720       $ 3,518
                                            ==========    ==========     ==========    ==========
   Pro forma diluted earnings
     per share(3)                              $ 0.02        $ 0.20         $ 0.11        $ 0.41
                                            ==========    ==========     ==========    ==========

Shares used in diluted
   earnings (loss) per share
   calculation(3)                               6,635         6,635          6,689         8,517         9,113
                                            ==========    ==========     ==========    ==========    ==========


                                                                       December 31,
                                                           1994      1995       1996      1997       1998
                                                           ----      ----       ----      ----       ----
                                                                          (in thousands)
      Balance Sheet Data:
      Working capital...................................    $1,933    $2,756     $1,648   $28,074    $27,379
      Total assets......................................     3,538     4,982     11,943    35,420     33,351
      Total stockholders' equity........................     2,675     3,684      3,444    31,859     31,068
----------

(1) See Note 13 of Notes to Financial Statements for an explanation of special compensation expense.
(2) Computed on the basis described in Notes 2 and 12 of Notes to Financial Statements.
(3) Computed on the basis described in Notes 2 and 14 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of PSW. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause actual future results of the Company to differ materially from these statements.

Overview

         PSW Technologies, Inc. (the "Company"), is a software services firm that provides high value solutions to information technology ("IT") vendors and IT users by mastering and applying critical emerging technologies, including Web based distributed computing, object oriented development, advanced operating systems and systems management technologies. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. PSW provides joint project-based development, porting and testing services to selected IT vendor clients and applies the technical expertise learned to the design and development of high value, mission critical enterprise business systems for its IT user clients.

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

Net Charge Resulting from S Corporation Termination

         From commencement through the completion of the Company's initial public offering on June 5, 1997, the Company had elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code of 1986, as amended. As such, federal income taxes attributable through June 5, 1997 were the responsibility of the individual stockholders. As a result of the initial public offering, the Company's Subchapter S status was terminated and the Company recorded a deferred tax charge against income of approximately $1.2 million for the cumulative differences between the financial reporting and income tax basis of certain assets and liabilities existing at that date. Additionally, the Company was required to change its method of accounting from the cash basis to the accrual basis for income tax reporting purposes. The Company's stockholders were obligated to pay the 1997 income taxes related to the period prior to the completion of the offering. The Company declared and paid a dividend of $1.4 million to the S Corporation stockholders of record immediately prior to the completion of the offering for the amount estimated to approximate the 1997 income taxes payable by the stockholders. (See Note 12 of Notes to Financial Statements.)

Special Compensation Expense

         Special compensation expense in 1996 consisted of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom stock option plan and compensation related to the cancellation of a note issued by an officer of the Company to Pencom, which, in the aggregate, totaled $2.2 million. Special compensation expense in 1997 and 1998 consisted of stock-based compensation in connection with grants of replacement options to the Company's employees who participated in the Pencom stock option plan, which, in the aggregate, totaled $268,000 and $75,000 in 1997 and 1998, respectively. (See Notes 9, 12 and 13 of Notes to Financial Statements.)

Pro Forma Income Taxes

         Pro forma income taxes reflect the estimated corporate income tax expense that the Company would have recognized had it not elected S corporation status prior to the completion of its IPO (see Notes 2 and 12 of Notes to Financial Statements).

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's statements of income for the periods indicated:

                                                                      Year ended December 31,
                                                               1996            1997           1998
                                                               ----            ----           ----
Revenue                                                         100%            100%           100%
Operating Expenses:
     Technical staff                                             53              51             60
     Selling and administrative staff                            18              19             26
     Other expenses                                              18              18             23
     Special compensation expense                                 7               1              -
                                                          ----------      ----------       ---------
Total operating expenses                                         96              89            109
                                                          ----------      ----------       ---------
Income (loss) from operations                                     4              11             (9)
Interest income (expense), net                                   (1)              1              2
Provision (benefit) for income taxes                              1 (a)           4 (a)         (3)
                                                          ----------      ----------       ---------
Net income (loss)                                                2% (a)           8% (a)        (4%)
                                                          ----------      ----------       ---------

(a) Net income is presented on a pro forma basis as if the Company had been fully subject to federal and state income taxes.

Results of Operations for 1998 Compared with 1997

         Revenue

         Revenue consists primarily of fees for software services provided. Revenue was $39.1 million in 1998, down 11% from 1997 revenue of $44.1 million, principally due to the decline in the scope and number of IT user projects. Revenue attributable to software services rendered to IT vendors was $25.8 million and $27.3 million in 1998 and 1997, respectively a decrease of 5% in 1998 compared to 1997. Revenue attributable to software services rendered to IT users was $13.3 million and $16.8 million in 1998 and 1997, respectively, a decrease of 21% in 1998 compared to 1997.

         IBM, including its wholly owned subsidiaries, accounted for 35% and 39% of revenue in 1998 and 1997, respectively. The Company may experience a decline in the level of business from this customer in 1999. No other customer accounted for more than 10% of revenue in 1998 or 1997.

         Technical Staff

         Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client project. Technical staff expenses were $23.4 million in 1998, an increase of 4% over 1997 technical staff expenses of $22.5 million. The increase in technical staff expenses was primarily due to the addition of personnel in 1998 in anticipation of new engagements. Technical staff expenses increased to 60% of revenue in 1998 from 51% in 1997 primarily as a result of lower utilization of technical staff and lower revenues.

         Selling and Administrative Staff

         Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel, and all commissions and bonuses. Selling and administrative staff expenses were $10.1 million in 1998, an increase of 20% from $8.4 million in 1997. The increase in selling and administrative staff expenses was primarily due to the increased focus on sales and marketing initiatives which resulted in an increase to the sales and marketing staff during 1998. Selling and administrative staff expenses increased to 26% of revenue in 1998 from 19% of revenue in 1997. The increase in selling and administrative staff expenses as a percentage of revenue is due primarily as a result of increases in the sales staff and lower revenues.

         Other Expenses

         Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $8.9 million in 1998, an increase of 12% over other expenses of $8.0 million in 1997. The increase is principally due to higher occupancy, travel, project and bad debt expenses and severance costs. Other expenses were 23% of revenue in 1998 compared to 18% in 1997.

         Special Compensation Expense

         Special compensation expense in 1998 and 1997 consisted of amortization of stock-based compensation originating in 1996, which, in the aggregate, totaled $75,000 and $268,000 or less than 1% of revenue for 1998 and 1997, respectively. See Notes 9, 12 and 13 of Notes to Financial Statements.

         Income (loss) from Operations

         The Company recorded a loss from operations of $3.5 million in 1998, down from $5.0 million of income from operations in 1997. Loss from operations was 9% of revenue in 1998, compared to income from operations of 11% of revenue in 1997.

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

         IBM, including its wholly owned subsidiaries, accounted for 52% and 39% of revenue in 1997 and 1996, respectively. Another customer accounted for approximately 14% of total revenue for 1996. No other customer accounted for more than 10% of revenue in 1997 or 1996.

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

         Cash used in operating activities was $1.7 million in 1998 as compared to cash provided by operations of $3.1 million and $2.1 million in 1997 and 1996, respectively. Total repayments of borrowings were $5.1 million in 1997. The Company purchased approximately $1.8 million, $2.7 million and $1.2 million of computer and office equipment in 1998, 1997 and 1996, respectively. At December 31, 1998, the Company did not have any material commitments for capital expenditures.

         At December 31, 1998, the Company had cash and cash equivalents and short-term investments totaling $20.3 million, a decrease from $23.3 million at December 31, 1997. During 1998, the Company used $1.8 million to acquire property and equipment and $1.2 million to fund working capital requirements.

         The Company's revolving credit agreement with a bank which was amended and extended until May 1, 1999, is unsecured and contains customary restrictive covenants, including covenants requiring the Company to maintain a minimum net worth and certain financial ratios. The revolving credit agreement is subject to a borrowing base requirement and bears interest at the greater of (a) the bank's prime rate or (b) the federal funds rate plus 0.25 percent. At the Company's election, borrowings can be converted to loans which bear interest at a rate computed based on the London Interbank Offered Rate ("LIBOR"). The Company did not draw on the line of credit during 1998. At December 31, 1998, there was no amount outstanding and the available borrowing amount was $7.5 million.

         The Company anticipates that its existing capital resources described above, and available bank borrowings will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth, and the percentage of projects performed at PSW facilities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Year 2000 Compliance

         Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

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

         Over the past three years, the Company has made Year 2000 compliance a priority in IT purchasing and installation decisions. The Company's internal information technology group has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's IT and non-IT systems. The program consists of the following phases: identifying Year 2000 application issues, updating applications, identifying Year 2000 systems and operating systems issues (such phases are complete), collecting manufacturer's compliance statements, verifying solutions to Year 2000 issues, updating and/or patching operating systems, updating firmware and phasing out unsupported hardware (such phases are in process and scheduled to be completed in the first quarter of fiscal 1999). As of January 1, 1999, the Company has spent approximately $25,000 of the currently estimated $30,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Funds for the Year 2000 compliance program are expected to be provided from available working capital. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

         Although the Company has not completed its survey of third parties with which it has a material relationship, the majority of the Company's customers are sophisticated IT vendors and users who are addressing their own Year 2000 issues and the Company relies primarily on its own technical personnel and internal IT systems, rather than third party suppliers. As the Company's Year 2000 compliance program is on schedule to be completed in the first quarter of fiscal year 1999, the Company has not formulated a most reasonably likely worst case scenario or formulated a contingency plan should the program fail to be completed by such date. The Company has verified 95% of its third party supply chain. Any third party supplier that does not respond by the end of the first quarter of 1999 will be replaced, if necessary.

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

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

         Numerous factors may affect the Company's business and its results of operations. These factors include the client and industry concentrations; management's ability to accurately estimate resources required for fixed-price contracts; the Company's ability to meet client expectations and deliverable dates; the Company's ability to manage the substantial growth of the Company; potential for significant fluctuations in quarterly results; management's ability to attract and retain professional staff; the Company's ability to develop IT solutions with rapid technological advances; and general economic and business conditions. For a discussion of these and other factors that may affect the Company's future results, see "Business" and "Additional Factors that May Affect Future Results" in Item 1 of this Form 10-K.

Item 7.A.  Quantitative and Qualitative Disclosures about Market Risks

         The Company does not use derivative financial instruments in its non-trading investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified by the Company's investment policy.

         The Company is exposed to cash flow and fair value risk from changes in interest rates, which may affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through ongoing evaluation of its investment portfolio. The Company does not use financial instruments for trading or other speculative purposes.

The table below provides information about the Company's non-trading investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

                                               Investments         Weighted          Fair Value
                                                Maturing            Average              At
          At December 31, 1998                   During            Interest         December 31,
 (in thousands, except interest rates)            1999               Rate               1998
-----------------------------------------     --------------     --------------    ----------------
Money market funds                                $   1,571              4.70%          $    1,571
Government issues                                     2,723              4.79%               2,710
Corporate issues                                     13,411              5.42%              13,234
Commercial paper                                      1,635              5.14%               1,621
                                              ==============     ==============    ================
                                                  $  19,340              5.25%          $   19,136
                                              ==============     ==============    ================


Item 8.  Financial Statements and Supplementary Data


                                      PSW  TECHNOLOGIES, INC.

                                   INDEX TO FINANCIAL STATEMENTS



                                                                                                       Page
Report of Independent Auditors.......................................................................  F-2
Balance Sheets as of December 31, 1997 and 1998......................................................  F-3
Statements of Income (Loss) for the years ended December 31, 1996, 1997 and 1998.....................  F-4
Statements of Stockholders' Equity for the years ended December 31, 1996, 1997 and  1998 .............................................................................................F-5
Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998........................  F-6
Notes to Financial Statements........................................................................  F-7

                         Report of Independent Auditors




The Stockholders and Board of Directors
of PSW Technologies, Inc.

We have audited the accompanying balance sheets of PSW Technologies, Inc. as of December 31, 1997 and 1998 and the related statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSW Technologies, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ Ernst & Young LLP


   Austin, Texas
   January 28, 1999

                                                                    PSW Technologies, Inc.
                                                                        Balance Sheets
                                                        (in thousands, except share and per share data)

                                                                                   December 31,
                                                                           1997                       1998
                                                                   ---------------------    -----------------------
Assets
Current assets:
   Cash                                                              $            835           $        1,167
   Short-term investments                                                      22,470                   19,136
   Accounts receivable, net of allowance for doubtful
       accounts of $165 and $260 in 1997 and 1998,
       respectively                                                             7,429                    6,171
   Unbilled revenue under customer contracts                                      418                    1,070
   Income tax receivable                                                           46                      896
   Net current deferred income taxes                                                -                      334
   Prepaid expenses and other current assets                                      437                      572
                                                                   ---------------------    -----------------------
Total current assets                                                           31,635                   29,346

Property and equipment, net                                                     3,551                    4,005
Net deferred income taxes                                                         234                        -
                                                                   -----------------------  -----------------------
Total assets                                                         $         35,420           $       33,351
                                                                   =====================    =======================

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable and accrued expenses                                       2,834                    1,967
    Net current deferred income taxes                                             727                        -
                                                                   ---------------------    -----------------------
Total current liabilities                                                       3,561                    1,967

Net deferred income taxes                                                           -                      316

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares
       authorized and none issued and outstanding                                   -                        -
   Common stock, par value $.01 per share, 34,000,000 shares
     authorized, 8,960,935 and 9,293,866 shares issued and
     outstanding at December 31, 1997 and 1998, respectively

                                                                                   90                       93
   Additional paid-in capital                                                  29,484                   29,995
   Deferred compensation                                                         (243)                     (44)
   Accumulated and other comprehensive income                                     (27)                     (69)
   Retained earnings                                                            2,555                    1,093
                                                                   ---------------------    -----------------------
Total stockholders' equity                                                     31,859                   31,068
                                                                   ---------------------    -----------------------
Total liabilities and stockholders' equity                           $         35,420           $       33,351
                                                                   =====================    =======================

                                        See accompanying notes.

                                                                   PSW Technologies, Inc.
                                                                  Statements of Income (Loss)
                                                             (in thousands, except per share data)


                                                                         Year ended December 31,
                                                                 1996             1997                1998
                                                                 ----             ----                ----


Revenue                                                        $ 31,274         $ 44,118           $  39,101

Operating expenses:
   Technical staff                                               16,444           22,479              23,440
   Selling and administrative staff                               5,622            8,405              10,121
   Other expenses                                                 5,684            7,979               8,933
   Special compensation expense                                   2,193              268                  75
                                                               ---------        ---------          ----------
Total operating expenses                                         29,943           39,131              42,569
                                                               ---------        ---------          ----------

Income (loss) from operations                                     1,331            4,987              (3,468)

Interest income (expense), net                                     (170)             431                 946
                                                               ---------        ---------          ----------
Income (loss) before provision (benefit) for
     income taxes                                                 1,161            5,418             (2,522)
                                                               ---------        ---------          ----------
Provision (benefit) for income taxes:
   Nonrecurring charge for termination
      of Subchapter S election                                        -            1,200                   -
   C Corporation                                                      -            1,000              (1,060)
                                                               ---------        ---------          ----------
Total provision (benefit) for income taxes                            -            2,200             (1,060)
                                                               ---------        ---------          ----------

Net income (loss)                                              $  1,161         $  3,218           $  (1,462)
                                                               =========        =========          ==========

Basic loss per share                                                                               $   (0.16)
                                                                                                   ==========

Diluted loss per share                                                                             $  (0.16)
                                                                                                   ==========

Unaudited pro forma information:
   Historical income before provision for
      income taxes                                           $   1,161         $   5,418
   Pro forma provision for income taxes                            441             1,900
                                                              ---------        ---------

   Pro forma net income                                      $     720         $   3,518
                                                             ==========        =========

   Pro forma basic earnings per share                        $    0.13         $    0.48
                                                             ==========        =========

   Pro forma diluted earnings per share                      $    0.11         $    0.41
                                                             ==========        =========

   Shares used in basic earnings (loss)
      per share calculation                                      5,538             7,384               9,113
                                                             ==========         =========           =========

   Shares used in diluted earnings (loss)
      per share calculation                                      6,689             8,517               9,113
                                                             ==========         =========           =========


                                        See accompanying note.

                                                                             F-12
                                                                    PSW Technologies, Inc.
                                                              Statements of Stockholders' Equity
                                                                 (in thousands, except shares)
                                                                                                          Retained         Other
                                        Common Stock        Additional                    Earnings      Comprehensive      Total
                                       $.01 Par Value        Paid-in      Deferred      (Accumulated       Income      Stockholders'
                                     -------------------
                                      Shares     Amounts     Capital      Compensation     Deficit)        (Loss)         Equity
                                    --------- ----------   ------------  --------------  --------------  ------------ --------------
 Balance at December 31, 1995       5,538,463   $   55      $  4,947      $       -     $   (1,318)       $      -      $     3,684
 Distributions, net                         -        -        (2,939)             -              -               -           (2,939)
 Deferred compensation related
    to stock options                        -        -         2,179         (2,179)             -               -                -
 Amortization of deferred
    compensation                            -        -             -          1,538              -               -            1,538
 Net income                                 -        -             -              -          1,161               -            1,161
                                    ---------- ----------   ----------     ----------     ----------       ----------     ----------
 Balance at December 31, 1996       5,538,463       55         4,187           (641)          (157)              -            3,444
 Issuance of common stock, net
    of issuance costs of $3,816     3,285,500       33        25,698              -              -               -           25,731
 Employee stock purchase plan
    issuance of stock                  53,732        1           410              -              -               -              411
 Exercise of stock options             83,240        1            31              -              -               -               32
 Reclassification  upon termi-
    nation of S Corporation status          -        -          (894)             -            894               -                -
 Tax benefit related to stock
    option exercises                        -        -           182              -              -               -              182
 Forfeiture of stock options                -        -          (130)           130              -               -                -
 Dividend                                   -        -             -              -         (1,400)              -           (1,400)
 Amortization of deferred
    compensation                            -        -             -            268              -               -              268
 Comprehensive Income:
    Net income                              -        -             -              -          3,218               -            3,218
    Net unrealized loss on investments      -        -             -              -              -             (27)             (27)

Comprehensive income                        -        -             -              -              -               -            3,191
                                    ---------- ----------   ----------     ----------      ----------     ----------      ----------
 Balance at December 31, 1997       8,960,935       90        29,484           (243)         2,555             (27)          31,859
 Employee stock purchase plan
    issuance of stock                  93,747        2           417              -               -              -              419
 Exercise of stock options and
    warrants                          239,184        1            63              -               -              -               64
 Tax benefit related to stock
    option exercises                        -        -           155              -               -              -              155
 Forfeiture of stock options                -        -          (124)           124               -              -                -
 Amortization of deferred
    compensation                            -        -             -             75               -              -               75
 Comprehensive income:
    Net loss                                -        -             -              -          (1,462)             -           (1,462)
    Net unrealized loss on investments      -        -             -              -               -            (42)             (42)
                                                                                                                          ----------
 Comprehensive income                       -        -             -              -               -              -           (1,504)
                                    ---------- ----------   ----------     ----------     ----------       ----------     ----------
Balance at December 31, 1998        9,293,866  $    93     $  29,995       $    (44)      $   1,093        $   (69)        $ 31,068
                                   ==========  ==========   ==========     ==========     ==========       ==========     ==========

                             See accompanying notes.


                                                                    PSW Technologies, Inc.
                                                                   Statements of Cash Flows
                                                                        (in thousands)

                                                                      1996            1997             1998
                                                                  ------------    ------------     ------------
Operating activities
     Net income (loss)                                               $  1,161        $  3,218        $ (1,462)
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
       Amortization of deferred compensation                            2,193             268              75
       Depreciation and amortization                                      424             825           1,100
       Bad debt expense                                                    75              45             249
       Changes in operating assets and liabilities:
         Accounts receivable                                           (2,344)         (1,367)          1,009
         Due from related party                                          (323)           (258)              -
         Unbilled revenue under customer contracts                       (144)           (174)           (652)
         Prepaid expenses and other current assets                       (864)           (157)           (135)
         Income tax receivable                                              -             (46)           (695)
         Due to related party                                             581               -               -
         Accounts payable and accrued expenses                          1,154             299            (639)
         Deferred revenue                                                 227            (227)              -
         Deferred income taxes                                              -             675            (511)
                                                                  ------------    ------------     ------------
            Net cash provided by (used in) operating activities         2,140           3,101          (1,661)
                                                                  ------------    ------------     ------------


Investing activities
     Purchase of short-term investments                                     -         (22,497)               -
     Proceeds from sale of short-term investments                           -               -            3,292
     Acquisition of property and equipment                              (1,247)        (2,646)          (1,782)
                                                                  ------------    ------------     ------------
            Net cash provided by (used in) investing activities         (1,247)        (25,143)          1,510
                                                                  ------------    ------------     ------------


Financing activities
     Proceeds from (repayments on) line of credit, net                  5,125          (5,125)               -
     Capital distributions, net                                        (2,870)              -                -
     Proceeds from issuance of common stock, net of
        issuance costs                                                      -          26,220              483
     Dividend paid to S corporation stockholders                            -          (1,400)               -
                                                                  ------------    ------------     ------------
            Net cash provided by financing activities                   2,255          19,695              483
                                                                  ------------    ------------     ------------


Net increase (decrease) in cash                                         3,148          (2,347)             332
Cash, beginning of year                                                    34           3,182              835
                                                                  ============    ============     ============
Cash, end of year                                                    $  3,182         $   835         $  1,167
                                                                  ============    ============     ============


Supplemental disclosure of cash flow information
     Interest paid                                                     $  154         $   137           $   20
     Income taxes paid                                                 $    -         $ 1,571           $  148

Supplemental schedule of non-cash activities
     Unrealized loss on investments                                    $    -         $    27           $   42
     Reduction of income taxes payable associated
        with the exercise of stock options                             $    -         $   182           $  155


                                                    See accompanying notes.

                             PSW Technologies, Inc.
                        Notes to the Financial Statements

1.   Nature of Business

PSW Technologies, Inc., (the "Company"), is a software services firm that provides high value solutions to information technology ("IT") vendors and IT users by mastering and applying critical emerging technologies, including Web based distributed computing, object oriented development, advanced operating systems and systems management technologies. IT vendors primarily consist of software companies who utilize the Company's services to help bring their products to market faster. IT users generally utilize the Company's services to help define, develop and complete high value, mission critical enterprise software systems for internal use. PSW provides joint project-based development, porting and testing services to selected IT vendor clients and applies the technical expertise learned to the design and development of high value, mission critical enterprise business systems for its IT user clients.

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

Share Information

All outstanding share amounts included in the accompanying financial statements have been adjusted to reflect an 11,250-for-1 forward stock split effected on December 18, 1996 and the 8-for-13 reverse stock split described in Note 3.

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

Selling and administrative staff expense consists of (i) the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel and (ii) all commissions and bonuses.

Pencom allocated certain expenses to the Software Division, including corporate and officers' salaries, interest and rent. Corporate and officers' salaries were allocated based upon the percentage of time expended by certain individuals on Software Division matters. Interest was allocated based upon interest incurred by Pencom on its secured debt (see Note 7). Rent was allocated based on square footage and/or employee head count. It is management's opinion that the estimated cost of the allocated expenses on a stand alone basis would not produce materially different results than those reflected in the 1996 financial statements.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, short-term investments and trade accounts receivable. The Company invests its excess cash in highly liquid investments (short-term bank deposits) and places its investments in high quality securities with financial institutions of high credit standing. The Company does not require collateral from its customers. The Company maintains allowances for potential credit losses and such losses were not material for any of the periods presented. The Company's customers are headquartered primarily in North America.

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

Advertising Expense

The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to approximately $175,000 and $50,000 in 1997 and 1998, respectively. Advertising costs were not material for 1996.

Stock Based Compensation

The Company has adopted the disclosure provisions for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting  rules  prescribed  by  Accounting  Principles  Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25 as permitted by SFAS 123.

Income Taxes

Upon formation, in August 1996, the Company elected to be treated as a Subchapter S corporation, under the Internal Revenue Code of 1986 as amended, whereby federal income taxes are the responsibility of the individual stockholders. Accordingly, the Company did not provide for federal income taxes. With the closing of the Company's initial public offering, the Company's Subchapter S status was terminated and the Company became subject to federal corporate income taxes.

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

Reclassifications

Certain amounts in the prior year financial statements have been restated to conform with the current year presentation.

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

On February 3, 1997, the Company's Board of Directors approved i.) an 8-for-13 reverse stock split, which was effected on April 2, 1997, ii.) an increase in the Company's authorized common stock from 11,250,000 to 34,000,000 shares and iii.) an authorization of 1,000,000 shares of preferred stock of $.01 par value.

In June 1997, the Company completed an initial public offering of 2,850,000 shares of its authorized but unissued Common Stock at a price to the public of $9.00 per share. In connection with the initial public offering, the Company granted the underwriters of the offering an option to purchase up to 427,500 shares of Common Stock to cover over-allotments. On July 2, 1997, the underwriters exercised their option, purchasing 427,500 shares of the Company's Common Stock. These transactions resulted in total net proceeds from the initial public offering of $25.7 million (after deducting offering expenses and the underwriters discount of approximately $3.8 million). The proceeds of the offering were used to repay indebtedness, to pay certain corporate income tax obligations of the Company and to pay dividends to existing stockholders of the Company in amounts estimated to approximate certain of their 1997 income tax obligations, and for working capital and other general corporate purposes.

As discussed in Note 12, the Company's S corporation status was terminated immediately upon completion of its initial public offering. Additionally, the Company was required to change its method of tax accounting from the cash to accrual method. During 1997, the Company declared and paid a dividend of $1.4 million to the stockholders of the Company prior to the termination of the S corporation status to pay the income taxes for the 1997 taxable earnings of the Company allocated to them. The dividend payment was an estimate based upon numerous assumptions, including taxable income attributable to the conversion from the cash to the accrual method of accounting upon the termination of the Company's S corporation status.

In May 1998, the Company's Board of Directors approved an amendment to the Company's 1996 Stock Option/Stock Issuance Plan to increase the number of shares of Common Stock authorized to be issued by 1,000,000 shares resulting in 2,715,000 shares available for issuance under the plan.

In September 1998, the Company's Board of Directors authorized the repricing of options to purchase 737,495 shares of Common Stock effective as of the close of business on September 29, 1998 to the then fair market value of $1.94 per share. Under the terms of the repricing, the repriced options shall become exercisable in four successive equal annual installments from the September 29,1998 grant date. The repriced options have a maximum term of ten years measured from this date of grant. The Chief Executive Officer did not participate in the repricing.

At December 31, 1998, the Company has reserved 505,654 shares of Common Stock for issuance in connection with warrants outstanding and 2,647,000 shares of Common Stock for issuance under the Company's stock purchase and stock option plans.

4.  Property and Equipment

Property and equipment consist of the following (in thousands):

                                                                    1997                      1998
                                                             --------------------      -------------------
Furniture and fixtures                                          $        1,192            $        1,243
Computer equipment                                                       3,480                     3,440
Computer software                                                          603                       860
Leasehold improvements                                                     379                       460
                                                             --------------------      -------------------
                                                                         5,654                     6,003

Less accumulated depreciation and amortization                           2,103                     1,998
                                                             ====================      ===================
                                                                $        3,551            $        4,005
                                                             ====================      ===================

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

Information related to the Company's short-term investments at December 31, 1997 and 1998 are as follows (in thousands):

                                     Amortized           Unrealized          Unrealized            Market
        December 31, 1997               Cost               Gains               Losses              Value
                                   ---------------    -----------------    ----------------    ---------------
Money market funds                      $   1,801             $      -             $     -          $   1,801
Government issues                          16,391                   17                  29             16,379
Corporate issues                            4,305                   20                  35              4,290
                                   ===============    =================    ================    ===============
                                        $  22,497             $     37             $    64          $  22,470
                                   ===============    =================    ================    ===============

                                     Amortized           Unrealized          Unrealized            Market
        December 31, 1998               Cost               Gains               Losses              Value
                                   ---------------    -----------------    ----------------    ---------------
Money market funds                      $   1,571             $      -             $     -          $   1,571
Government issues                           2,714                    -                   4              2,710
Corporate issues                           13,294                    4                  64             13,234
Commercial paper                            1,626                    -                   5              1,621
                                   ===============    =================    ================    ===============
                                        $  19,205              $     4             $    73          $  19,136
                                   ===============    =================    ================    ===============

Gross gains and gross losses on the sale of investments were not significant in 1997 and 1998. Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months.

6.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

                                                                       1997                   1998
                                                               ------------------     ------------------
Trade payables                                                    $          532         $          460
Accrued vacation                                                             442                    320
Accrued bonuses                                                              455                    141
Payroll and other taxes payable                                              437                    124
Other accounts payable and accrued expenses                                  968                    922
                                                               ==================     ==================
                                                                  $        2,834         $        1,967
                                                               ==================     ==================

7.   Note Payable to Bank

The Company has a revolving line of credit with a bank which was amended and extended until May 1, 1999 and provides for borrowings of up to $10 million, subject to a borrowing base requirement. Borrowings under the line of credit bear interest at the greater of (a) the bank's prime rate or (b) the Federal Funds Rate plus 0.25 percent. At the Company's election, borrowings can be converted to loans which bear interest at a rate computed based on the London Interbank Offered Rate ("LIBOR"). The weighted average borrowing rate on the line of credit was 8.4% for 1997. The Company did not draw on the line of credit during 1998. The line of credit contained certain restrictive convenants which, among other things, required the Company to maintain a minimum net worth and to meet certain financial ratios. At December 31, 1998, there was no amount outstanding and the available borrowing amount was $7.5 million.

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

8.   Significant Customers

One customer and two of its wholly-owned subsidiaries accounted for approximately 52%, 39% and 35% of total revenue for the years ended December 31, 1996, 1997 and 1998, respectively. This customer accounted for approximately 18% of accounts receivable at December 31, 1998. Another customer accounted for approximately 14% of total revenue for the year ended December 31, 1996. No other customer accounted for more than 10% of revenue in 1996, 1997 or 1998.

9.   Employee Benefit Plans

Stock Option Plan

Effective October 1, 1996, the Company's Board of Directors and stockholders approved and adopted the PSW Technologies, Inc. 1996 Stock Option/ Stock Issuance Plan (the "1996 Plan"). The aggregate number of shares issuable under the 1996 Plan has been increased to 2,715,000 shares of the Company's common stock for issuance to employees, directors and consultants of the Company. Incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986 and nonqualified stock options may be issued under the 1996 Plan. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the 1996 Plan generally vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years after the date of grant. Certain of these options are subject to acceleration clauses.

Pursuant to the organization of the Company and the contribution of net assets of the Software Division, the Company granted replacement options for shares of its common stock under the 1996 Plan to its employees who participated in the Pencom Option Plan and the Pencom Option Plan was terminated. The replacement options were granted for the same number of shares and at the same exercise price as those options granted to the employees under the Pencom Option Plan. The grant date determining vesting was the original grant date under the Pencom Option Plan. Under APB 25, the difference between the estimated fair market value of the Company's common stock and the options' exercise prices on the date of issuance was determined to be approximately $2,179,000. This charge is being amortized for financial reporting purposes over the vesting period of the options and the amount recognized as expense during the years ended December 31, 1996, 1997 and 1998 amounting to approximately $1,538,000, $268,000 and $75,000, respectively, is included in special compensation expense. A deferred tax benefit is recorded for the amortized compensation expense.

                             PSW Technologies, Inc.
                  Notes to the Financial Statements (continued)

9.   Employee Benefit Plans (continued)

The following table summarizes stock option activity under the 1996 Plan:

                                                                Range of Exercise Prices
                                     -------------------------------------------------------------------
                                        $0.04 - $2.65         $3.00 - $9.00            $10.25 - $15                 Total
                                     --------------------   ---------------------   ---------------------   ------------------------
                                                Weighted                 Weighted                Weighted                Weighted
                                       Number   Average      Number      Average       Number    Average      Number     Average
                                    of shares   Exercise    of shares    Exercise    of shares   Exercise    of shares   Excercise
                                                 Price                   Price                    Price                   Price
                                     ---------  ---------   ---------   ---------    ---------  ---------    ---------  ------------
Balance at December 31, 1996 ......   625,950   $   0.41      450,958     $  4.23            -    $     -     1,076,908     $  2.00
Granted during the year ...........         -          -      306,784        8.87      177,826      12.36       484,610       10.15
Exercised during the year .........   (77,391)      0.12       (5,849)       3.92            -          -       (83,240)       0.39
Cancelled during the year .........   (41,987)      0.77      (34,136)       5.38       (2,025)     13.22       (78,148)       3.10
                                     ----------  ---------   ---------   ---------   ----------  ---------   ----------    ---------
Balance at December 31, 1997 ......   506,572       0.43      717,757        6.16      175,801      12.35     1,400,130        4.86
Granted during the year (a) .......   780,745       1.96      983,082        4.77       12,800      11.15     1,776,627        3.59
Exercised during the year .........  (229,452)      0.11       (7,732)       4.98            -          -      (237,184)       0.27
Cancelled during the year (a) .....   (72,896)      1.50     (963,760)       6.40     (163,665)     12.31    (1,200,321)       6.90
                                     ----------  ---------   ---------   ----------  ----------  ----------  ----------   ----------
Balance at December 31, 1998 ......   984,969    $  1.63      729,347     $  3.98       24,936    $ 11.76     1,739,252     $  2.73
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========   ==========

Exercisable at December 31, 1996 ..   360,464    $  0.09        3,076     $  3.90            -    $     -       363,540     $  0.12
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========   ==========

Exercisable at December 31, 1997 ..   380,883    $  0.20      130,693     $  4.19        4,723    $ 13.08       516,299     $  1.33
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========   ==========

Exercisable at December 31, 1998 ..   203,536    $  0.46      149,093     $  4.55       17,994    $ 11.75       370,623     $  2.65
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========   ==========

Weighted average fair value of
    options granted during 1998 ..               $  1.96                  $  4.77                 $ 11.15                   $  3.59
                                                 ==========              ==========              ==========               ==========
Weighted average remaining
    contractual life in years, at
    December 31, 1998 ............                  8.84                     9.09                    9.03                      8.95
                                                 ==========              ==========              ==========               ==========

(a) Amount includes 737,495 shares pertaining to options repriced in September 1998.

                             PSW Technologies, Inc.
                  Notes to the Financial Statements (continued)

9.   Employee Benefit Plans  (continued)

Employee Stock Purchase Plan

On February 3, 1997, the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan") that allows eligible employees to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions under the Purchase Plan. A reserve of 400,000 shares of common stock has been established for this purpose. The stockholders of the Company approved the Purchase Plan on March 17, 1997.

The Purchase Plan incorporates a series of successive offering periods, each generally with a duration of six months. The initial purchase period began on the date of the initial public offering (see Note 3) and ended on October 31, 1997. Thereafter, purchase periods begin on the first business day in November and May of each year and end on the last business day of April and October, respectively. Shares of Common Stock are purchased for each participant at the end of each purchase period. The Company sold 53,732 and 93,747 shares of Common Stock to employees through the Purchase Plan in 1997 and 1998, respectively.

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

As specified in APB No. 25, the sale of Common Stock under the Purchase Plan does not result in compensation expense to the Company. Under SFAS 123, however, expense would be recognized, and accordingly, approximately $408,000 and $52,000 of pro forma compensation expense relating to the sale of Common Stock under the Purchase Plan is included in the calculation of pro forma net income and pro forma basic earnings per share and pro forma diluted earnings per share resulting from the grant of stock options during 1997 and 1998, respectively, below. The assumptions used to value the compensation expense resulting from the issuance of shares under the Purchase Plan do not differ materially from the assumptions used to value the 1997 and 1998 stock options.

Employee Retirement Plan

The  Company  maintains a defined  contribution  plan (the  "Plan")  pursuant to
Section 401(k) of the Internal Revenue Code for employees who are at least 21 years of age. Eligible employees can elect to reduce their current compensation up to the statutory prescribed limit and have the amount of such reduction contributed to the Plan. The Plan also allows for the Company to make contributions on behalf of eligible employees. A similar plan in which employees of the Software Division were eligible to participate was maintained by Pencom. The Company contributed approximately $132,000 to the Plan in 1998. No contributions were made to the Plan in 1996 or 1997 by the Software Division or PSW.

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

                                              1996 Option Grants
                                     -------------------------------------        1997              1998
                                        Vested at          Non-vested at         Option            Option
Assumption                             Grant Date           Grant Date           Grants            Grants
----------------                     ----------------     ----------------    --------------    -------------
Risk-free interest rate                        5.93%                6.23%             6.34%            6.00%
Dividend yield                                    0%                   0%                0%               0%
Volatility factor of the expected
  market price of the Company's
  common stock                                 0.374                0.374             0.521            0.771
Average life                                 3 years              6 years           6 years          6 years

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

For purposes of pro forma disclosures, the estimated fair value of the options under SFAS 123 is amortized to expense over the options' vesting period. For the years ended December 31, 1996, 1997 and 1998, pro forma net income (loss) under SFAS 123 amounted to approximately $658,000, $2.7 million and ($4.7) million, respectively and pro forma basic earnings (loss) per share and pro forma diluted earnings (loss) per share under SFAS 123 amounted to approximately $.012 and $0.09 in 1996, $0.36 and $0.32 in 1997 and ($0.52) and ($0.52) in 1998,
respectively.

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

                                                                       Year ended December 31,
                                                                  1996                1997               1998
                                                                  ----                ----               ----
Services performed by related party:
   Recruiting services                                          $   316            $    60             $    -
   Contracted technical services                                      -                  9                 62
   Legal and accounting                                              21                 28                  -
Allocated expenses:
   Rent                                                             448                 37                  -
   Corporate and officers' salaries                                 125                  -                  -
                                                        ----------------    ---------------    ---------------
      Total expenses included in other expenses                     910                134                 62
   Interest                                                         104                  -                  -
                                                        ----------------    ---------------    ---------------
Total related party expenses                                   $  1,014           $    134            $    62
                                                        ================    ===============    ===============

In recognition of establishing an independent profitable company, in 1996, the Software Division cancelled a note receivable, including unpaid interest, due from an officer and shareholder of the Company that resulted in a charge against income of $655,000 which has been included in special compensation expense.

11.   Commitments

The Company leases its office space through noncancellable operating lease arrangements. Future minimum rental commitments (including amounts payable under leases held by Pencom) are as follows:

Years ending December 31 (in thousands):
  1999                                                   $ 1,959
  2000                                                     1,840
  2001                                                     1,790
  2002                                                     1,824
  2003                                                     1,626
  Thereafter                                                   -
                                                     ================
  Total                                                  $9,039
                                                     ================

The premises previously occupied by the Company in Texas were leased by Pencom. In connection with the office relocation, the Company transferred leasehold improvements with a net book value of approximately $69,000 to Pencom. Pencom has subleased these premises. However, the Company entered into an agreement with Pencom to guarantee Pencom's sublease income. Future minimum sublease rental income that the Company has guaranteed is as follows:

Years ending December 31 (in thousands):
  1999                                                   $          380
  2000                                                              285
                                                         ----------------
   Total                                                   $        665
                                                         ================

Rent expense, including rent allocated by Pencom, for the years ended December 31, 1996, 1997 and 1998 was approximately $601,000, $1,258,000 and $1,566,000, respectively.

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

The Company's stockholders were obligated to pay the 1997 income taxes related to the period up to the completion of the offering. The Company declared and paid a dividend of $1,400,000 to its stockholders of record immediately prior to the completion of the public offering for the amount estimated to approximate the 1997 income taxes payable by the stockholders.

The pro forma disclosures on the statements of income reflect adjustments to record provisions for income taxes as if the Company had not been an S Corporation. The pro forma provision for income taxes for the year ended December 31, 1996, of $441,000 is computed using an effective tax rate of 38%, which differs from the federal statutory rate of 34% primarily due to state taxes. The pro forma provision for income taxes of $1,900,000 attributable to December 31, 1997, is computed using an effective tax rate of 35%, which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income. The tax benefit for income taxes of $1,060,000 attributable to December 31, 1998, is computed using an effective tax rate of 42% which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income.

Significant components of the provision (benefit) for income taxes are as follows:

                                                  1997              1998
                                             --------------    -------------
Current:
   Federal                                        $  1,526        $   (505)
   State                                               180             (44)
                                             --------------    -------------
      Total current                                  1,706            (549)
Deferred:
   Federal                                             442            (470)
   State                                                52             (41)
                                             --------------    -------------
      Total deferred                                   494            (511)
                                             ==============    =============
                                                  $  2,200        $ (1,060)
                                             ==============    =============

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:

                                               Pro forma        Pro forma         Historical
                                                  1996             1997              1997            1998
                                              -------------    -------------     -------------    ------------
U.S. statutory income tax rate                       34.0%            34.0%             34.0%         (34.0%)
State taxes, net of federal income tax
   benefit                                            4.0%             4.0%              3.8%          (3.4%)
Permanent differences, primarily
   tax-exempt income                                     -            (3.0%)            (0.7%)         (4.8%)
Nonrecurring charge due to
   Subchapter S termination                              -                -             22.1%              -
S Corporation income not subject to
   tax                                                   -                -             (20.7%)            -
Other                                                    -                -              2.1%            0.2%
                                              =============    =============     =============    ============
Effective tax rate                                   38.0%            35.0%             40.6%         (42.0%)
                                              =============    =============     =============    ============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31 are as follows:

                                                      1997               1998
                                                  ------------     ---------------
Deferred tax assets:
   Allowances and reserves                         $    183           $    122
   Accrued expenses                                     246                278
   Stock option compensation expense                    575                286
                                                  ------------     ---------------
Total deferred tax assets                             1,004                686
Deferred tax liabilities:
   Fixed assets                                         (84)              (263)
   Cash to accrual adjustment                        (1,151)                 -
   Prepaid expenses and other                          (262)              (405)
                                                  ------------     ---------------
Total deferred tax liabilities                       (1,497)              (668)
                                                  ------------     ===============
Net deferred tax liabilities                        $  (493)          $     18
                                                  ============     ===============


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

13.   Special Compensation Expense

As described in Notes 9 and 10, charges to income were made related to the replacement options issued to employees and the cancellation of a note from an officer and stockholder of the Company which totaled $2,193,000 for the year ended December 31, 1996. Amortization of deferred compensation of $268,000 and $75,000 was recognized for the years ended December 31, 1997 and 1998, respectively. These transactions reduced income from operations, net income and diluted earnings per share for the years ended December 31, 1996, 1997 and 1998 as follows (in thousands, except per share data):


                                                    1996(a)              1997(a)                1998
                                                ----------------     ----------------    -------------------
Operating income                                    $   2,193            $    268              $    75
Net income                                              1,360                 169                   43
Diluted earnings per share                               0.19                0.02                 0.01

(a) Net income and earnings per share amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes. The pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of the provisions of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for 1996 of $.01 per share.

Deferred compensation as of December 31, 1998 of approximately $44,000 will be amortized over the remaining vesting periods in 1999 and 2000.

14.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         1996(a)             1997(a)               1998
                                                    ----------------    ----------------    -----------------
Numerator:
  Net income (loss)                                        $    720           $   3,518            $  (1,462)
                                                    ================    ================    =================

Denominator:
  Shares used in basic earnings (loss)
    per share calculation                                     5,538               7,384                9,113

  Effect of dilutive securities:
    Employee stock options                                      646                 627                    -
    Warrants                                                    505                 506                    -
                                                    ----------------    ----------------    -----------------
  Shares used in diluted earnings (loss)
    per share calculation                                     6,689               8,517                9,113
                                                    ================    ================    =================

Basic earnings (loss) per share                           $    0.13           $    0.48            $   (0.16)
                                                    ================    ================    =================

Diluted earnings (loss) per share                         $    0.11           $    0.41            $   (0.16)
                                                    ================    ================    =================



(a) Net income and earnings per share amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes. The pro forma basic and pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of the provisions of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for 1996 of $.01 per share.

Options to purchase 1.74 million shares of Common Stock at an average exercise price of $2.73 per share were outstanding at December 31, 1998, but were not included in the computation of diluted net loss per share as its effect would be anti-dilutive.

15.   Comprehensive Income

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

The components of comprehensive income for the years ended 1996, 1997 and 1998 are as follows:

                                                       1996(a)              1997(a)                1998
                                                   ---------------      ---------------      ---------------
Net income (loss)                                           $ 720              $ 3,518            $ (1,462)

Unrealized gain (loss) on short-term
 investments                                                    -                  (41)                (74)
Income tax (expense) benefit related to items
  of other comprehensive income                                 -                   14                  32

                                                   ---------------      ---------------       ---------------

Comprehensive income (loss)                                 $ 720              $ 3,491            $ (1,504)
                                                   ===============      ===============       ===============

(a) Net income and comprehensive income amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes.

The components of accumulated other comprehensive income at December 31, 1997 and 1998 are as follows:

                                                                              1997                 1998
                                                                        ---------------      ---------------
Unrealized loss on short-term investments                                      $  (27)             $   (69)
                                                                        ===============      ===============

16.       Litigation

The Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's financial position.

17.       Quarterly Information (Unaudited)

Summarized quarterly financial information for 1996, 1997 and 1998 is as follows (in thousands, except per share amounts):

                                                                   Quarter ended
                                        ---------------------------------------------------------------------
                                          March 31           June 30         September 30        December 31
                                        -------------     -------------    ----------------    --------------
1996
  Total revenues                            $  6,537          $  6,950           $   7,737         $  10,050
  Operating income                               633               712                  79               (93)
  Pro forma net income                           376               431                  12               (99)
  Pro forma diluted earnings
    per share (a)                            $   .06          $    .06            $      -         $    (.02)
  Shares used in diluted earnings
    per share calculation  (a)                 6,635             6,635               6,635            5,538

1997
  Total revenues                           $  10,307         $  10,702          $   11,258         $  11,851
  Operating income                             1,057             1,177               1,417             1,336
  Pro forma net income                           600               721               1,111             1,086
  Pro forma diluted earnings
    per share (a)                           $    .09         $     .10          $      .11         $     .11
  Shares used in diluted earnings
    per share calculation  (a)                 6,740             7,290               9,973            10,063

1998
  Total revenues                           $   9,758         $   9,867          $    9,255         $  10,221
  Operating loss                                (564)             (433)             (2,415)              (56)
  Net income (loss)                             (212)             (210)             (1,130)               90
  Diluted earnings (loss)
    per share                              $   (0.02)        $   (0.02)         $    (0.12)        $    0.01
  Shares used in diluted earnings
    (loss) per share calculation               8,990             9,057               9,146            10,053


(a) The pro forma diluted earnings per share amounts prior to the Company's initial public offering, which occurred during the second quarter of 1997, have been restated as required to comply with SFAS No. 128 and the Securities and Exchange Commission Staff Accounting Bulletin 98 ("SAB 98"). The adoption of the provisions of SFAS 128 and SAB 98 resulted in an increase to pro forma diluted earnings per share for 1996 of $.01 per share.

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

3.  Exhibits

Number   Description
  **3.1  Amended and Restated Certificate of Incorporation of the Registrant.
  **3.2  Amended and  Restated  Bylaws of the  Registrant.
  **4.1  Specimen  Common Stock Certificate.
  **4.2  See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the
         Registrant  defining rights of holders of Common Stock of the Registrant.
 **10.1  Bridgepoint  Lease  Agreement  dated October 31, 1996 between the Registrant and Investors
         Life  Insurance  Company of North  America.
 **10.2  Lease  Guarantee effective   January  31,  1997  between  the   Registrant   and  Pencom  Systems
         Incorporated.
 **10.3  Office Lease dated April 25, 1996 between G&W  Investment Partners and Pencom Systems Incorporated,
         as amended.
 **10.4  Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and Pencom Systems Incorporated.
#**10.5  Software Development Agreement having an effective date of March 9, 1994 between the  Registrant and
         Canon Computer  Systems,  Inc., as amended.
#**10.6  Software  Licensing  Agreement having an effective date of June 13, 1996 between the Registrant and
         Canon Computer Systems Incorporated.
 **10.7  Service Agreement No. 200.504 dated  November 26, 1990 between the  Registrant  and  International
         Business  Machines  Corporation,  as amended to date.
   10.8  Software Task Order Agreement  dated November 20, 1995 between the  Registrant  and Tivoli  Systems, Inc., as amended.
   10.9  Credit  Agreement  dated  November 8, 1997  between the Registrant and Texas Commerce Bank National  Association.
  10.10  Promissory Note dated  November 8, 1997 from the  Registrant  to Texas  Commerce  Bank  National Association.
**10.11  Accounts Receivable Agreement dated October 1, 1996 between the Registrant and Pencom Systems  Incorporated.
**10.12  Letter Agreement dated October 2, 1996 between the Registrant and Pencom Systems Incorporated.
**10.13  Recruiting  Services Agreement dated January 20, 1997 between the Registrant and Pencom Systems  Incorporated.
**10.14  Stockholders  Agreement dated October 1, 1996 between the Registrant and certain stockholders of the Registrant.
**10.15  Registration  Rights  Agreement dated October 1, 1996 between the Registrant and certain  stockholders and warrantholders of the Registrant.
**10.16  1996 Stock Option/Stock  Issuance Plan.
**10.17  Employee Stock Purchase Plan.
**10.18  PSW Profit Sharing Plan.
**10.19  Description of Executive Bonus Plan.
**10.20  Stock Purchase Agreement dated as of January 1, 1997 between Michael J. Maples and the Registrant.
**10.21  Stock  Subscription  dated  October 1, 1996 between  Pencom Systems  Incorporated and the Registrant.
**10.22  Asset Contribution  Agreement dated October 1, 1996 between Pencom Systems  Incorporated  and the  Registrant.


**10.23  Assignment and Assumption  Agreement  dated October 1, 1996 between the Registrant and Pencom  Systems  Incorporated.
**10.24  Warrant dated October 1, 1996 issued by the Registrant to Pencom Systems  Incorporated.
**10.25  Warrant dated  October 1, 1996  issued by the  Registrant  to Stephen  Markman.
**10.26  Warrant  dated  October 1, 1996 issued by the  Registrant  to Thomas  Pallister.
**10.27  Warrant dated October 1, 1996 issued by the  Registrant to Joy Venegas.
(1)10.28 Mountainview Lease Agreement dated May 11, 1998 between the Registrant and South  Bay/Copley Joint Venture
(1)10.29 1996 Stock  Option/Stock  Issuance Plan Amendment
(2)10.30 Employment  Agreement dated August 28, 1998 between the Registrant  and  Timothy D. Webb.
   10.31 Employment Agreement dated January 18, 1999 between the Registrant and Pedro A. Fernandez.
   10.32 Employment Agreement dated January 25, 1999 between the Registrant and John M. Velasquez.
   23.1  Consent  of Ernst & Young  L.L.P.
   27.1  Financial  Data Schedule

---------

**   Incorporated  herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-21565).
#    The Company has been granted  confidential  treatment  with  respect to certain  portions of these  documents.
     The portions of these  documents  which have been omitted are denoted by an  asterisk[*].  The omitted  portions of these  documents have been filed with the Securities and Exchange Commission pursuant to Rule 406 under the
     Securities Act of 1933.
(1)  Incorporated  herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1998.
(2)  Incorporated  herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended September 30, 1998.

   Reports on Form 8-K:
   During the quarter ended December 31, 1998, no current reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PSW TECHNOLOGIES, INC.

March 31, 1999                            By: /s/ Timothy D. Webb____________________
Date                                      Timothy D. Webb, President, Chief Executive Officer
                                          and Director (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                       By: /s/ Keith D. Thatcher__________________
Date                                     Keith D. Thatcher, Chief Financial Officer
                                         (Principal Financial Officer)

March 31, 1999                       By: /s/ Kasaundra L. Smith_________________
Date                                     Kasaundra L. Smith, Financial Reporting Manager
                                         (Principal Accounting Officer)

March 31, 1999                       By: /s/ Wade E. Saadi______________________
Date                                     Wade E. Saadi, Chairman of the Board of Directors

March 31, 1999                       By: /s/ Edward C. Ateyeh, Jr.______________
Date                                     Edward C. Ateyeh, Jr., Director

March 31, 1999                       By: /s/ W. Frank King______________________
Date                                     Dr. W. Frank King, Director

March 31, 1999                       By: /s/ Thomas A. Herring__________________
Date                                     Thomas A. Herring, Director


March 31, 1999                       By: /s/ Kevin B. Kurtzman__________________
Date                                     Kevin B. Kurtzman, Director

March 31, 1999                       By: /s/ Michael J. Maples__________________
Date                                     Michael J. Maples, Director

March 31, 1999                       By: /s/ Jonathan D. Wallace________________
Date                                     Jonathan D. Wallace, Esq., Director
