Form 10-Q
period 1999-03-31
PSW TECHNOLOGIES INC
filed 1999-05-14
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________


                                    FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  quarterly  period  ended  March 31, 1999

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________________
to ____________________________

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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,357,236 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 30, 1999.

                             PSW TECHNOLOGIES, INC.

                       Index to March 31, 1999, Form 10-Q




                                                                                                               Page
                                            Part I - Financial Information
Item 1.     Financial Statements..................................................................................3

            Condensed Balance Sheets - March 31, 1999 and December 31, 1998.......................................3

            Condensed Statements of Operations - Three Months Ended
            March 31,1999 and 1998................................................................................4

            Condensed Statements of Cash Flows - Three Months Ended March 31,
            1999 and 1998.........................................................................................5

            Notes to Condensed Financial Statements...............................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................16


                                            Part II - Other Information

Item 1.     Legal Proceedings....................................................................................17

Item 2.     Changes in Securities................................................................................17

Item 3.     Defaults upon Senior Securities......................................................................17

Item 4.     Submission of Matters to a Vote of Security Holders..................................................17

Item 5.     Other Information....................................................................................17

Item 6.     Exhibits and Reports on Form 8-K.....................................................................17

            Signatures...........................................................................................18

                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PSW Technologies, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)

                                                                    March 31,
                                                                      1999             December 31,
                                                                   (Unaudited)            1998
                                                                   -----------         ------------
                                                                                          >
Assets
Current assets:
   Cash                                                                   $ 875          $ 1,167
   Short-term investments                                                18,976           19,136
   Accounts receivable, net of allowance for doubtful
      accounts of  $267 at March 31, 1999 and $260
      at December 31, 1998                                                6,719            6,171
   Unbilled revenue under customer contracts                              1,944            1,070
    Income tax receivable                                                   551              896
    Net deferred taxes                                                      334              334
                                                                            750              572
Prepaid expenses and other current assets                             ---------        ---------
Total current assets                                                     30,149           29,346
Property and equipment, net                                               4,220            4,005
                                                                      ---------        ---------
Total assets                                                           $ 34,369         $ 33,351
                                                                      ==========       =========

Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                           522              460
   Accrued expenses and other current liabilities                         2,193            1,507
                                                                       ---------       ---------
Total current liabilities                                                 2,715            1,967

Net deferred taxes                                                          316              316

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and outstanding                        -                -
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 9,356,438 and 9,293,866 shares
     issued and outstanding at March 31, 1999 and
     December 31, 1998, respectively                                         94               93
  Additional paid-in capital                                             29,998           29,995
  Deferred compensation                                                      (21)            (44)
  Accumulated other comprehensive income                                     22              (69)
  Retained earnings                                                       1,245            1,093
                                                                       ---------       ---------
Total stockholders' equity                                               31,338           31,068
                                                                       ---------       ---------
Total liabilities and stockholders' equity                              $ 34,369        $ 33,351

                                                                      ==========      ==========
                            See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                           Three Months
                                                                          Ended March 31,
                                                                   ------------------------------
                                                                         1999          1998
                                                                         ----          ----

Revenue                                                                 $10,394        $9,758

Operating expenses:
   Technical staff                                                        6,070         5,803
   Selling and administrative staff                                       2,229         2,549
   Other expenses                                                         2,093         1,927
   Special compensation expense                                               -            43
                                                                        --------      -------
Total operating expenses                                                 10,392        10,322
                                                                        --------      -------
Income (loss) from operations                                                 2          (564)

Interest income, net                                                        250           252
                                                                        --------      -------
Income (loss) before provision (benefit) for income taxes                   252          (312)
                                                                        --------      -------
Provision (benefit) for income taxes                                        100          (100)
                                                                        --------      -------
Net income (loss)                                                        $  152        $ (212)
                                                                        ========      ========
Basic earnings (loss) per share                                          $ 0.02       $ (0.02)
                                                                        ========      ========
Diluted earnings (loss) per share                                        $ 0.01       $ (0.02)
                                                                        ========      ========
Shares used in basic earnings (loss) per share calculation                9,325         8,990
                                                                        ========      ========
Shares used in diluted earnings (loss) per share calculation             10,230         8,990
                                                                        ========      ========


                            See accompanying notes.

                             PSW Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)


                                                                            Three Months
                                                                            Ended March 31,
                                                                 -------------------------------------
                                                                            1999            1998
                                                                            ----            ----
Operating activities
Net income (loss)                                                          $ 152           $(212)
Adjustments to reconcile net income to net cash used in
   operating activities:
     Amortization of deferred compensation                                     -              43
     Depreciation and amortization                                           292             236
     Bad debt expense                                                          7              10
     Changes in operating assets and liabilities:
        Accounts receivable                                                 (555)             84
        Unbilled revenue under customer contracts                           (874)             (1)
        Prepaid expenses and other current assets                           (178)           (166)
        Income tax receivable                                                345               -
        Accounts payable and accrued expenses                                685            (391)
        Deferred revenue                                                       -               -
        Deferred income taxes                                                  -            (100)
                                                                         --------         -------
Net cash used in operating activities                                       (126)           (497)
                                                                         --------         -------
Investing activities
Proceeds from the sale of short-term investments                             251             762
Acquisition of property and equipment                                       (444)           (311)
                                                                         --------         -------
Net cash provided by (used in) investing activities                         (193)            451
                                                                         --------         -------
Financing activities
Proceeds from issuance of common stock, net of issuance cost                  27              20
                                                                         --------         -------
Net cash provided by (used in) financing activities                           27              20
                                                                         --------         -------
Net decrease in cash                                                        (292)            (26)
Cash, beginning of period                                                  1,167             835
                                                                         --------         -------
Cash, end of period                                                       $  875           $ 809
                                                                         ========        ========
Non-cash activities:
Unrealized gain on investments                                            $   91           $  39
Reduction of income taxes payable associated with the
     exercise of stock options                                            $    -           $  75




See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 1999
                                   (unaudited)

1.       Basis of Presentation

PSW Technologies, Inc. (the "Company") commenced operations as a separate, stand-alone corporation effective October 1, 1996. The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

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

The components of comprehensive income for the three month periods ended March 31, 1999 and 1998 are as follows:

                                                                                           1999              1998
                                                                                        ------------     -------------

Net income (loss)                                                                             $  152          $  (212)

Unrealized gain on short term investments                                                        152               39
Income tax expense related to items of other comprehensive income                                (61)             (12)
                                                                                        ____________     _____________
Comprehensive income (loss)                                                                   $  243          $  (185)
                                                                                        ============     =============


The components of accumulated other comprehensive income at March 31, 1999 and December 31, 1998 are as follows:


                                                                                           1999              1998
                                                                                        ------------     -------------

Unrealized gain (loss) on short term investments                                             $   22           $   (69)
                                                                                        ============     =============

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)

4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months ended March 31:

                                                                       1999                 1998
                                                                  ---------------      ---------------
Numerator:
  Net income (loss)                                                     $    152           $    (212)
                                                                  ===============      ===============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                                      9,325                8,990

  Effect of dilutive securities:
    Employee stock options                                                   424                    -
    Warrants                                                                 481                    -
                                                                  ---------------      ---------------
  Shares used in diluted earnings (loss) per
    share calculation                                                     10,230                8,990
                                                                  ===============      ===============

Basic earnings (loss) per share                                          $  0.02            $   (0.02)
                                                                  ===============      ===============

Diluted earnings (loss) per share                                        $  0.01            $   (0.02)
                                                                  ===============      ===============


Options to purchase 1.74 million shares of Common Stock at an average exercise price of $2.73 per share were outstanding at December 31, 1998, respectively, but were not included in the computation of diluted loss per share as its effect would be anti-dilutive.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of PSW. Such forward looking statements are generally accompanied by words such as "plan", "estimate", "expect", "believe", "could", "would", "anticipate", "may", or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause actual future results of the Company to differ materially from these statements.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:

                                                      Three Months
                                                     Ended March 31,
                                                ---------------------------
                                                       1999       1998
                                                       ----       ----

Revenue..................................               100%      100%
Operating expenses:
   Technical staff.......................                58        59
   Selling and administrative staff......                22        26
   Other expenses........................                20        20
   Special compensation expense..........                 -         1
Total operating expense..................               100       106
Income (loss) from operations............                 -        (6)
Interest income (expense), net...........                 2         3
Provision (benefit) from income taxes....                 1        (1)
                                                      ------     ------
Net income (loss)........................                 1%       (2)%
                                                      ======     ======


First Three Months of 1999 Compared with First Three Months of 1998

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $10.4 million in the first three months of 1999, an increase of 7% from $9.8 million for the first three months of 1998. The increase is principally due to an increase in IBM business and higher average revenue per client offset slightly by a decline in the number of clients served during the quarter. Revenue attributable to software services rendered to IT vendors was $6.5 million and $6.3 million in first three months of 1999 and the first three months of 1998, respectively, an increase of 3% in the first three months of 1999 over the first three months of 1998. Revenue attributable to software services rendered to IT users was $3.9 million and $3.5 million for the first three months of 1999 and the first three months of 1998, respectively, a increase of 11% in the first three months of 1999 over the first three months of 1998.

IBM, including its wholly owned subsidiaries, accounted for 35% and 34% of revenue in each of the first three months of 1999 and 1998, respectively. Another client accounted for 11% of revenue for the first three months of 1999. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance, other benefits and workers' compensation for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client project. Technical staff expenses were $6.1 million in the first three months of 1999, an increase of 5% over $5.8 million for the first three months of 1998. The increase in technical staff expenses was primarily due to higher average salaries offset slightly by a lower headcount. Technical staff expenses decreased to 58% of revenue in the first three months of 1999 from 59% in the first three months of 1998, primarily as a result of higher revenue.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance, other benefits and workers' compensation for selling, marketing and administrative personnel, and all commissions and bonuses. Selling and administrative staff expenses were $2.2 million in the first three months of 1999, a decrease of 13% from $2.5 million in the first three months of 1998. The decrease in selling and administrative staff expenses was primarily due to the higher efficiency which resulted from hiring a dedicated sales staff. Selling and administrative staff expenses were 22% of revenue in the first three months of 1999 compared to 26% of revenue in the first three months of 1998, primarily as a result of increases in revenue and less technical staff involvement in sales.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $2.1 million in the first three months of 1999, an increase of 9% over other expenses of $1.9 million in the first three months of 1998, principally due to facility additions. Other expenses were 20% of revenue in the first three months of 1999 and the first three months of 1998.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $43,000 in the first three months of 1998 or 1% of revenue.

Income (Loss) from Operations

The Company recorded income from operations of $2,000 in the first three months of 1999, up from a $564,000 loss of income from operations in the first three months of 1998. Income from operations was less than 1% of revenue in the first three months of 1999, up from a loss from operations of 6% of revenue in the first three months of 1998.

Income Taxes

The provision for income taxes of $100,000 for the quarter ended March 31, 1999, is computed using an estimated annual effective tax rate of 40%, which differs from the federal statutory rate of 34% as a result of state taxes and permanent differences for meals and entertainment expenses.

The benefit for income taxes of $100,000 for the quarter ended March 31, 1998, is computed using an estimated annual effective tax rate of 32%, which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income.

Net Income (Loss)

Net income was $152,000 in the first three months of 1999 and net loss was $212,000 in the first three months of 1998. Net income was 1% of revenue in the first three months of 1999 and net loss was 2% of revenue in the first three months of 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash and short term investments totaling $19.9 million, a decrease from $20.3 million at December 31, 1998, primarily as a result of funding working capital requirements.

The Company maintains a Credit Facility with a bank, which provides for borrowings of up to $10 million, subject to a borrowing base requirement. The Credit Facility expires on May 1, 1999 and the company does not intend to renew. Available borrowings under the Credit Facility are based upon a percentage of the Company's eligible accounts receivable. At March 31, 1999, no amount was outstanding under the Credit Facility and the available borrowing amount was $7.5 million.

The Company anticipates that its existing capital resources described above will be adequate to fund the Company's operations for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at the Company's facilities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

Year 2000 Compliance

Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements.

All of the services currently offered by the Company are designed to be Year 2000 compliant. However, the Company's services are often integrated or used in conjunction with third-party software; such software may not be compatible with the Company's services or Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in other's products, custom scripts created by third parties to interface with the Company's services or issues arising from the integration of multiple products and systems within an overall system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

Over the past three years, the Company has made Year 2000 compliance a priority in IT purchasing and installation decisions. The Company's internal information technology group has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's IT and non-IT systems. The program consists of the following phases: identifying Year 2000 application issues, updating applications, identifying Year 2000 systems and operating systems issues, collecting manufacturer's compliance statements, verifying solutions to Year 2000 issues, updating firmware and phasing out unsupported hardware (such phases are complete), and updating and/or patching operating systems, (such phase is in process and scheduled to be completed in the second quarter of fiscal 1999). As of April 1, 1999, the Company has spent approximately $29,000 of the currently estimated $30,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Funds for the Year 2000 compliance program are expected to be provided from available working capital. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

The Company has completed its survey of third parties with which it has a material relationship and it appears that the supply chain has competent Year 2000 plans in place. The majority of the Company's customers are sophisticated IT vendors and users who are addressing their own Year 2000 issues and the Company relies primarily on its own technical personnel and internal IT systems, rather than third party suppliers. The Company has not formulated a most reasonably likely worst case scenario or formulated a contingency plan.

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

     Fixed-Price Contracts and Other Project Risks. During 1998 and the first three months of 1999, approximately 16% and 21%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

     Management of Growth. The Company's growth has placed significant demands on its management and other resources. For example, the Company's staff increased from 167 full-time employees at December 31, 1994 to 379 full-time employees at March 31, 1999. In order to manage its growth effectively, the Company will need to continue to develop and improve its operational, financial and other internal systems, as well as its business development capabilities, and to continue to attract, train, retain, motivate and manage its employees. In addition, the Company's future success will depend in large part on its ability to continue to maintain high rates of employee utilization, set fixed price fees accurately, maintain project quality and meet delivery dates, all as the Company seeks to increase the number of projects in which it is engaged. If the Company is unable to manage its growth and projects effectively, such inability would have a material adverse effect on the quality of the Company's services, its ability to retain key personnel and its business, financial condition and results of operations. No assurance can be given that the Company's growth will continue to be achieved, or if achieved, will be maintained or that the Company will be successful in managing any such growth.

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

Changes in Senior Management. The Company has recently announced several additions and changes in its senior management team. The Company's Chief Executive Officer, Timothy D. Webb, joined the Company during 1998 and John M. Velasquez, Vice President of Enterprise Solutions, and Pedro A. Fernandez, Vice President of Corporate Strategy and Marketing joined the Company in the first quarter of 1999. With recently named Vice President of Software Research and Development Solutions, Kenneth L. Drake and the Vice President of Embedded Systems Solutions, Brent R. Terry, the above team comprises the new operations senior management. There can be no assurances that such changes in the senior management of the Company will not adversely affect the Company's results of operations or financial condition, that the new members of the management team will succeed in their roles in a timely or efficient manner or that they will be satisfactorily assimilated, or that new and additional management responsibilities can be allocated effectively among such executives. Failure by the Company to assimilate new executives, or the failure of any such executive to perform effectively, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Uncertainty Related to the Year 2000 Compliance Issues. Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than nine months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty still exists as to the global implications of the Year 2000 issue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies (including customers of the Company, and customers or potential customers of the Company's customers) are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. Such expenditures may result in reduced funds available for the Company's customers to pursue product development programs or IT systems enhancements for which the Company's services would otherwise be utilized. Any of the foregoing, including costs of defending and resolving Year 2000-related disputes, reductions in development programs or IT systems enhancements by customers and their customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

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

                                                     Investments
                                                       Maturing          Weighted           Fair Value
                                                        Before            Average               At
              At March 31, 1999                       March 31,          Interest           March 31,
    (in thousands, except interest rates)                2000              Rate                1999
-----------------------------------------------    -----------------    ------------    -------------------

Money market funds                                         $  3,800           4.81%              $   3,800
Government issues                                             4,173           4.80%                  4,175
Corporate issues                                             11,023           5.41%                 11,001
                                                   -----------------    ------------    -------------------
                                                          $  18,996           5.16%             $   18,976
                                                   =================    ============    ===================


                                                     Investments         Weighted           Fair Value
                                                       Maturing           Average               At
             At December 31, 1998                       During           Interest          December 31,
    (in thousands, except interest rates)                1999              Rate                1998
-----------------------------------------------    -----------------    ------------    -------------------

Money market funds                                         $  1,571           4.70%              $   1,571
Government issues                                             2,723           4.79%                  2,710
Corporate issues                                             13,411           5.42%                 13,234
Commercial paper                                              1,635           5.14%                  1,621
                                                   -----------------    ------------    -------------------
                                                          $  19,340           5.25%             $   19,136
                                                   =================    ============    ===================


                       PART II - OTHER INFORMATIONPART II


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

27.1 Financial Data Schedule
_________

          (b) Reports on Form 8-K


                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PSW TECHNOLOGIES, INC.
                                       (Registrant)



Date:  May 14, 1999                    /s/ Timothy D. Webb
                                       Timothy D. Webb
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)





Date:  May 14, 1999                    /s/ Keith D. Thatcher
                                       Keith D. Thatcher
                                       Vice President of Finance, Treasurer and
                                       Chief Financial Officer
                                       (Principal Financial Officer)



Date:  May 14, 1999                    /s/ Kasaundra L. Smith
                                       Kasaundra L. Smith
                                       Controller
                                       (Principal Accounting Officer)