Form 10-Q
period 1999-06-30
PSW TECHNOLOGIES INC
filed 1999-08-16
CIK 1030487

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                  OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number  000-22327


                             PSW TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                    74-2796054
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas 78730 (Address of principal executive offices) (Zip Code)
                                 (512) 343-6666
            Registrant's telephone number, including area code


         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __________


         As of July 31, 1999, the Registrant had outstanding 9,464,890 shares of Common Stock, $.01 par value.


                             PSW TECHNOLOGIES, INC.

                        Index to June 30, 1999 Form 10-Q




                                                                                                               Page
                                           Part I -- Financial Information



Item 1.     Financial Statements (unaudited) .....................................................................3

            Condensed Balance Sheets -- June 30, 1999 and December 31, 1998.......................................3

            Condensed Statements of Operations -- Three Months and Six Months Ended
            June 30, 1999 and 1998................................................................................4

            Condensed Statements of Cash Flows -- Six Months Ended June 30,
            1999 and 1998.........................................................................................5

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


                                            Part II -- Other Information

Item 1.     Legal Proceedings....................................................................................17

Item 2.     Changes in Securities................................................................................17

Item 3.     Defaults upon Senior Securities......................................................................17

Item 4.     Submission of Matters to a Vote of Security Holders..................................................17

Item 5.     Other Information ...................................................................................17

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

            Signatures...........................................................................................18




                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                             PSW Technologies, Inc.
                            Condensed Balance Sheets
                        (in thousands, except share data)




                                                                     June 30,
                                                                       1999            December 31,
                                                                   (Unaudited)             1998

Assets
Current assets:
   Cash                                                                  $  780          $ 1,167
   Short-term investments                                                19,351           19,136
   Accounts receivable, net of allowance for doubtful
      accounts of  $325 and $260 at June 30, 1999
      and December 31, 1998, respectively                                 7,630            6,171
   Unbilled revenue under customer contracts                              2,025            1,070
   Income tax receivable                                                   377              896
   Net deferred taxes                                                      334              334
   Prepaid expenses and other current assets                                602              572
                                                                      ---------        ---------
Total current assets                                                     31,099           29,346
Property and equipment, net                                               4,187            4,005
                                                                      ---------        ---------

Total assets                                                           $ 35,286         $ 33,351
                                                                       ========         ========

Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                           594              460
   Accrued expenses and other current liabilities                         2,690            1,507
                                                                       --------         --------
Total current liabilities                                                 3,284            1,967

Net deferred taxes                                                          316              316

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and outstanding                        -                -

  Common  stock,  par  value  $.01  per  share,  34,000,000
    shares  authorized, 9,456,878 and 9,293,866 shares
    issued and outstanding at June 30, 1999 and
    December 31, 1998, respectively                                         95               93
  Additional paid-in capital                                             30,110           29,995
  Deferred compensation                                                     (18)             (44)
  Accumulated other comprehensive income                                    (30)             (69)
  Retained earnings                                                       1,529            1,093
                                                                        --------        --------
Total stockholders' equity                                               31,686           31,068
                                                                        --------        --------

Total liabilities and stockholders' equity                             $ 35,286         $ 33,351
                                                                       ========         ========

                             See accompanying notes.



                             PSW Technologies, Inc.
                       Condensed Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited


                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                      --------------------------- ---------------------------
                                                           1999          1998          1999         1998
                                                           ----          ----          ----         ----
Revenue                                                   $11,006        $ 9,867      $ 21,401     $ 19,625
Operating expenses:
   Technical staff                                          6,035          5,523        12,105       11,326
   Selling and administrative staff                         2,304          2,759         4,533        5,308
   Other expenses                                           2,440          1,980         4,535        3,906
   Special compensation expense                                 -             38             -           82
                                                         --------       --------       -------      -------
Total operating expenses                                   10,779         10,300        21,173       20,622
                                                         --------       --------       -------      -------

Income (loss) from operations                                 227           (433)         228          (997)

Interest income (expense), net                                237            223           488          475
                                                          ---------      -------       -------      -------
Income (loss) before provision (benefit) for
   income taxes                                               464           (210)           716        (522)
                                                          --------       -------       -------      -------

Provision (benefit) for income taxes                          180              -           280        (100)
                                                          --------       -------       -------      -------

Net income (loss)                                          $  284        $  (210)        $ 436      $ (422)
                                                          ========      ========       =======      =======

Basic earnings (loss) per share                            $ 0.03       $ (0.02)       $  0.05      $(0.05)
                                                          ========      ========       =======      =======

Diluted earnings (loss) per share                          $ 0.03       $ (0.02)       $  0.04      $(0.05)
                                                          ========      ========       =======      =======

Shares used in basic earnings (loss) per share
   calculation                                              9,414          9,057         9,369        9,023
                                                          ========      ========       =======      =======

Shares used in diluted earnings (loss) per share
   calculation                                             10,202          9,057        10,216        9,023
                                                          ========      ========       =======      =======


                                             See accompanying notes.



                             PSW Technologies, Inc.
                       Condensed Statements of Cash Flows
                                 (in thousands)
                                   (unaudited)



                                                                                    Six Months
                                                                                  Ended June 30,
                                                                       -------------------------------------
                                                                             1999              1998
Operating activities
Net income                                                                   $  436             $ (422)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Special compensation                                                         -                 82
     Depreciation and amortization                                              667                491
     Bad debt expense                                                            15                 20
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (1,474)               707
        Unbilled revenue under customer contracts                              (955)              (446)
        Prepaid expenses and other current assets                               (30)              (178)
        Income tax receivable                                                   520               (321)
        Trade payables                                                          162                191
        Accrued expenses and other current liabilities                        1,192               (719)
                                                                             -------             ------
Net cash provided by (used in) operating activities                             533               (595)
                                                                             -------             ------

Investing activities
Purchase securities                                                            (176)                 -
Proceeds from sale of short term investments                                      -              1,549
Acquisition of property and equipment                                          (886)              (829)
                                                                             -------             ------
Net cash provided by (used in) investing activities                          (1,062)               720
                                                                             -------             ------
Financing activities
Issuance of common stock                                                        142                361
                                                                             -------              -----
Net cash provided by financing activities                                       142                361
                                                                             -------              -----

Net increase (decrease) in cash                                                (387)               486
Cash, beginning of period                                                     1,167                835
                                                                             -------              -----

Cash, end of period                                                           $ 780             $ 1,321
                                                                             =======            =======

Non-cash activities:
Unrealized gain on investments                                                $  39              $  37
Reduction of income taxes payable associated with the
   exercise of stock options                                                  $   1              $  87



                                       See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 1999
                                   (unaudited)

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


The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows:


                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                         1999            1998            1999         1998
                                                      -----------     -----------       --------    ----------
Net income (loss)                                           $284           $(210)          $436        $(422)

Unrealized gain (loss) on short term
  investments                                                (85)             (2)           66            37
Income tax expense (benefit) related to items
  of other comprehensive income                              (33)             -             27             7


                                                      -----------     -----------       --------    ----------
Comprehensive income (loss)                                 $232           $(212)         $475          $(392)
                                                      ===========     ===========       ========    ==========


                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)

The components of accumulated other comprehensive income at June 30, 1999 and December 31, 1998 are as follows:


                                                                                           1999              1998
                                                                                        ------------     -------------

Unrealized loss on short term investments                                                     $(30)              $(69)
                                                                                        ============     =============


4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months and six months ended June 30:


                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                       1999                1998               1999              1998



                                                  --------------      --------------    ---------------    --------------
Numerator:
  Net income (loss)                                       $  284            $  (210)             $  436          $  (422)
                                                   ==============      ==============    ===============    ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                      9,414               9,057              9,369             9,023

  Effect of dilutive securities:
    Employee stock options                                   328                   -                376                 -
    Warrants                                                 460                   -                471                 -
                                                   --------------      --------------    ---------------    --------------
  Shares used in diluted earnings (loss) per
    share calculation                                     10,202               9,057             10,216             9,023
                                                   ==============      ==============    ===============    ==============

Basic earnings (loss) per share                         $   0.03           $  (0.02)           $   0.05         $  (0.05)
                                                   ==============      ==============    ===============    ==============

Diluted earnings (loss) per share                       $   0.03           $  (0.02)           $   0.04         $  (0.05)
                                                   ==============      ==============    ===============    ==============



Options to purchase 1.74 million shares of Common Stock at an average exercise price of $2.73 per share were outstanding at December 31, 1998 but were not included in the computation of diluted loss per share as its effect would be anti-dilutive.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:

                                                      Three Months                       Six Months
                                                     ended June 30,                     ended June 30,
                                                     1999       1998                    1999       1998

Revenue............................................  100%       100%                    100%       100%
Operating expenses:
   Technical staff.................................   55         56                       57        58
   Selling and administrative staff................   21         28                       21        27
   Other expenses..................................   22         20                       21        20
   Special compensation expense....................    -          -                       -          -
                                                     ----      ----                     ----      ----
Total operating expense...........................    98        104                       99       105
                                                     ----      ----                     ----      ----
Income (loss) from operations.....................     2         (4)                       1        (5)
Interest income (expense), net....................     2          2                        2         2
Provision (benefit) from income taxes....              1          -                        1        (1)
                                                     ----       ----                    ----      ----
Net income (loss).................................     3%        (2)%                      2%       (2)%
                                                     ====       ====                    ====      ====

First Six Months of 1999 Compared with First Six Months of 1998

The following discussion of operations and trends also relates to the comparison of the three month period ended June 30, 1999 with the three month period ended June 30, 1998.

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $21.4 million in the first six months of 1999, up 9% from $19.6 million for the first six months of 1998, principally due to the growth in our end-user revenue and higher average revenue per client offset slightly by a decline in the number of clients served during the six month period. Revenue attributable to software services rendered to IT vendors was $13.4 million and $12.7 million in the first six months of 1999 and in the first six months of 1998, respectively, an increase of 6% in the first six months of 1999 over the first six months of 1998. Revenue attributable to software services rendered to IT users was $8.0 million and $6.9 million for the first six months of 1999 and the first six months of 1998, respectively, an increase of 16% in the first six months of 1999 over the first six months of 1998.

IBM, including its wholly owned subsidiaries, accounted for 33% and 36% of revenue in each of the first six months of 1999 and 1998, respectively. Another client accounted for 12% of revenue for the first six months of 1999. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client project. Technical staff expenses were $12.1 million in the first six months of 1999, an increase of 7% over $11.3 million for the first six months of 1998. The increase in technical staff expenses was primarily due to higher average salaries offset slightly by a lower headcount. Technical staff expenses decreased to 57% of revenue in the first six months of 1999 from 58% in the first six months of 1998, primarily as a result of higher revenue.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel, all commissions and bonuses. Selling and administrative staff expenses were $4.5 million in the first six months of 1999, a decrease of 15% from $5.3 million in the first six months of 1998. The decrease in selling and administrative staff expenses was primarily due to the higher efficiency which resulted from hiring a dedicated sales staff. Selling and administrative staff expenses were 21% of revenue in the first six months of 1999 compared to 27% of revenue in the first six months of 1998, primarily as a result of increases in revenue and less technical staff involvement in sales.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $4.5 million in the first six months of 1999, an increase of 16% from $3.9 million in the first six months of 1998, principally due to facility additions and higher recruiting and travel costs. Other expenses were 21% of revenue in the first six months of 1999 compared to 20% in the first six months of 1998.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $82,000, or less than 1% of revenue, in the first six months of 1998.

Income (Loss) from Operations

The Company recorded income from operations of $228,000 in the first six months of 1999, an increase from a loss of operations of $997,000 in the first six months of 1998. Income from operations was 1% of revenue in the first six months of 1999, an increase from a loss from operations of 5% of revenue in the first six months of 1998.

Income Taxes

The provision for income taxes of $280,000 for the six months ended June 30, 1999, is computed using an estimated annual effective tax rate of 39%, which differs from the federal statutory rate of 34% as a result of state taxes and permanent differences for non-deductible portions of meals and entertainment expenses included in other expenses.

The benefit for income taxes of $100,000 for the six months ended June 30, 1998, is computed using an estimated annual effective tax rate of 19%, which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income.

Net Income (Loss)

Net income was $436,000 in the first six months of 1999 and net loss was $422,000 in the first six months of 1998. Net income was 2% of revenue in the first six months of 1999 and net loss was 2% of revenue in the first six months of 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had cash and short term investments totaling $20.1 million, a decrease from $20.3 million at December 31, 1998, primarily as a result of funding working capital requirements.

The Company anticipates that its existing capital resources and potential cash flows from operations will be adequate to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at the Company's facilities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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

Over the past three years, the Company has made Year 2000 compliance a priority in IT purchasing and installation decisions. The Company's internal information technology group has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's IT and non-IT systems. The program consists of the following phases: identifying Year 2000 application issues, updating applications, identifying Year 2000 systems and operating systems issues, collecting manufacturer's compliance statements, verifying solutions to Year 2000 issues (such phases are complete), updating firmware and phasing out unsupported hardware, and updating and/or patching operating systems, (such phases are in process and scheduled to be completed in the third quarter of fiscal 1999). As of July 1, 1999, the Company has spent approximately $29,000 of the currently estimated $45,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Funds for the Year 2000 compliance program are expected to be provided from available working capital. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

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

         Fixed-Price Contracts and Other Project Risks. During 1998 and the first six months of 1999, approximately 16% and 20%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices before the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects the Company's business, financial condition and results of operations.

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

         Changes in Senior Management. The Company has recently announced several additions and changes in its senior management team. The Company's Chief Executive Officer, Timothy D. Webb, joined the Company during 1998 and John M. Velasquez, Vice President of Enterprise Solutions, and Pedro A. Fernandez, Vice President of Corporate Strategy and Marketing joined the Company in the first quarter of 1999. With recently named Vice President of Software Research and Development Solutions, Kenneth L. Drake and the Vice President of Embedded Systems Solutions, Brent R. Terry, the above team comprises the senior management for operations. There can be no assurances that such changes in the senior management of the Company will not adversely affect the Company's results of operations or financial condition, that the new members of the management team will succeed in their roles in a timely or efficient manner or that they will be satisfactorily assimilated, or that new and additional management responsibilities can be allocated effectively among such executives. Failure by the Company to assimilate new executives, or the failure of any such executive to perform effectively, could have a material adverse effect on the Company's business, financial condition and results of operations.

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


                                                     Investments
                                                       Maturing          Weighted           Fair Value
                                                        Before            Average               At
               At June 30, 1999                        June 30,          Interest            June 30,
    (in thousands, except interest rates)                2000              Rate                1999
-----------------------------------------------    -----------------    ------------    -------------------

Money market funds                                         $  5,290           4.74%              $   5,290
Government issues                                             4,173           4.80%                  4,175
Corporate issues                                              7,900           6.22%                  9,886
                                                   =================    ============    ===================
                                                          $  17,363           5.43%             $   19,351
                                                   =================    ============    ===================


                                                     Investments         Weighted           Fair Value
                                                       Maturing           Average               At
             At December 31, 1998                       During           Interest          December 31,
    (in thousands, except interest rates)                1999              Rate                1998
-----------------------------------------------    -----------------    ------------    -------------------

Money market funds                                         $  1,571           4.70%              $   1,571
Government issues                                             2,723           4.79%                  2,710
Corporate issues                                             13,411           5.42%                 13,234
Commercial paper                                              1,635           5.14%                  1,621
                                                   =================    ============    ===================
                                                          $  19,340           5.25%             $   19,136
                                                   =================    ============    ===================



                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is not a party to any material legal proceedings.

Item 2.   Changes in Securities

          From April 1 through June 30, 1999, the Company issued approximately 9,500 shares of its common stock pursuant to exercises of stock purchase warrants issued in connection with the transfer of assets to the Company from Pencom Systems Incorporated in October 1996. The warrants have an exercise price of $0.04 per share. The issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) thereof or Rule 701 thereunder and appropriate restrictive transfer legends were affixed to the share certificates issued in such transaction.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 17, 1999, the following proposals were adopted by the vote specified below.


                                                                                AGAINST OR
                                                                 FOR             WITHHELD           ABSTAIN
                                                             ------------    ------------------   -------------
          1.      Election  of  Seven   Directors  All  directors   proposed  by
                  Management were elected.

                   Edward C. Ateyeh, Jr.                       8,533,558               361,835               -
                   Thomas A. Herring                           8,538,789               356,604               -
                   W. Frank King, Ph.D.                        8,533,625               361,768               -
                   Kevin B. Kurtzman                           8,536,789               358,604               -
                   Michael J. Maples                           8,536,789               358,604               -
                   Wade E. Saadi                               8,533,558               361,835               -
                   Timothy D. Webb                             8,538,450               356,943               -

          2.      Approval of an amendment to 1996             6,045,033               580,518          12,500
                  Stock  Option/Stock  Issuance  Plan to
                  increase  the number of shares of
                  Common Stock available for
                  issuance  thereunder from 2,715,000
                  to 3,215,000

          3.      Ratification of Ernst & Young LLP            8,874,432                 4,866          16,095
                  as independent auditors

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


                                        PSW TECHNOLOGIES, INC.
                                        (Registrant)



Date:  August 16, 1999                  /s/ Timothy D. Webb_____________________

                                        Timothy D. Webb
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





Date:  August 16, 1999                  /s/ Keith D. Thatcher___________________

                                        Keith D. Thatcher
                                        Vice President of Finance, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:  August 16, 1999                  /s/ Kasaundra L. Smith__________________

                                        Kasaundra L. Smith
                                        Controller
                                        (Principal Accounting Officer)