Form 10-Q
period 1999-09-30
PSW TECHNOLOGIES INC
filed 1999-11-15
CIK 1030487

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             _______________

                                FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                      OR

0 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

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


         As of October 31, 1999, the Registrant had outstanding 9,543,065 shares of Common Stock, $.01 par value.



                                    PSW TECHNOLOGIES, INC.

                              Index to September 30, 1999 Form 10-Q



                                                                                                               Page
                                            Part I - Financial Information


Item 1.     Financial Statements (unaudited)......................................................................3

            Condensed Balance Sheets - September 30, 1999 and December 31, 1998...................................3

            Condensed Statements of Operations - Three Months and Nine Months Ended
            September 30, 1999 and 1998...........................................................................4

            Condensed Statements of Cash Flows - Nine Months Ended September 30,
            1999 and 1998.........................................................................................5

            Notes to Condensed Financial Statements...............................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................17


                                            Part II - Other Information

Item 1.     Legal Proceedings....................................................................................18

Item 2.     Changes in Securities................................................................................18

Item 3.     Defaults upon Senior Securities......................................................................18

Item 4.     Submission of Matters to a Vote of Security Holders..................................................18

Item 5.     Other Information ...................................................................................18

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

            Signatures...........................................................................................19













                                   Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                        PSW Technologies, Inc.
                                       Condensed Balance Sheets
                                    (in thousands, except share data)

                                                                  September 30,
                                                                       1999            December 31,
                                                                   (Unaudited)             1998

Assets
Current assets:
   Cash                                                                  $  978          $ 1,167
   Short-term investments                                                20,682           19,136
   Accounts receivable, net of allowance for doubtful
      accounts of  $355 and $260 at September 30,
      1999
      and December 31, 1998, respectively                                 7,178            6,171
   Unbilled revenue under customer contracts                              2,152            1,070
   Income tax receivable                                                      -              896
   Net deferred taxes                                                       334              334
   Prepaid expenses and other current assets                                677              572
Total current assets                                                     32,001           29,346
Property and equipment, net                                               4,187            4,005

Total assets                                                           $ 36,188         $ 33,351


Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                           752              460
   Accrued expenses and other current liabilities                         2,904            1,507
Total current liabilities                                                 3,656            1,967

Net deferred taxes                                                          316              316

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and                                    -                -
     outstanding
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 9,501,480 and 9,293,866 shares
     issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively                                         95               93
  Additional paid-in capital                                             30,139           29,995
  Deferred compensation                                                     (16)             (44)
  Accumulated other comprehensive income                                    (45)             (69)
  Retained earnings                                                       2,043            1,093
Total stockholders' equity                                               32,216           31,068

Total liabilities and stockholders' equity                             $ 36,188         $ 33,351

                                                                    See accompanying notes.




                             PSW Technologies, Inc.
                          Condensed Statements of Operations
                         (in thousands, except per share data)
                                    (unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------- ---------------------------
                                                           1999          1998          1999         1998
Revenue                                                  $ 11,632        $ 9,255      $ 33,033     $ 28,880
Operating expenses:
   Technical staff                                          6,392          6,009        18,497       17,335
   Selling and administrative staff                         2,208          2,853         6,741        8,161
   Other expenses                                           2,457          2,772         6,992        6,678
   Special compensation expense                                 -             36                        118
                                                                                             -
Total operating expenses                                   11,057         11,670        32,230       32,292

Income (loss) from operations                                 575         (2,415)          803       (3,412)

Interest income (expense), net                                259            215           747          690
Income (loss) before provision (benefit) for
   income taxes                                               834         (2.200)        1,550       (2,722)

Provision (benefit) for income taxes                          320         (1,070)          600       (1,170)

Net income (loss)                                         $   514        $(1,130)      $   950      $(1,552)

Basic earnings (loss) per share                           $  0.05        $ (0.12)      $  0.10      $ (0.17)

Diluted earnings (loss) per share                         $  0.05        $ (0.12)      $  0.09      $ (0.17)

Shares used in basic earnings (loss) per share
   calculation                                              9,479          9,146         9,406        9,064

Shares used in diluted earnings (loss) per share
   calculation                                             10,549          9,146        10,327        9,064

                                                                    See accompanying notes.



                               PSW Technologies, Inc.
                           Condensed Statements of Cash Flows
                                   (in thousands)
                                     (unaudited)


                                                                                   Nine Months
                                                                               Ended September 30,
                                                                       -------------------------------------
                                                                            1999              1998
Operating activities
Net income (loss)                                                         $  950           $ (1,552)
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Special compensation                                                      -                118
     Depreciation and amortization                                           999                765
     Bad debt expense                                                         28                114
     Changes in operating assets and liabilities:
        Accounts receivable                                               (1,035)              (513)
        Unbilled revenue under customer contracts                         (1,082)              (425)
        Prepaid expenses and other current assets                           (105)               (74)
        Trade payables                                                       267               (173)
        Deferred revenue                                                      35                434
        Accrued expenses and other current liabilities                     1,255               (188)
        Income taxes                                                       1,046             (1,519)
Net cash provided by (used in) operating activities                        2,358             (3,013)

Investing activities
Purchase securities                                                       (1,522)                -
Proceeds from sale of short term investments                                   -              3,544
Acquisition of property and equipment                                     (1,190)            (1,442)
Net cash provided by (used in) investing activities                       (2,712)             2,102

Financing activities
Issuance of common stock                                                     165                374
Net cash provided by financing activities                                    165                374

Net decrease in cash                                                        (189)              (537)
Cash, beginning of period                                                  1,167                835

Cash, end of period                                                        $ 978             $  298

Non-cash activities:
Unrealized gain on investments                                             $  24             $   73
Reduction of income taxes payable associated with the
   exercise of stock options                                               $   9             $  153




                                                                    See accompanying notes.

                                PSW Technologies, Inc.
                          Notes to Condensed Financial Statements
                                  September 30, 1999
                                      (unaudited)

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

The components of comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows:


                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                         1999            1998             1999            1998
                                                      -----------     -----------       ----------     ----------
Net income (loss)                                          $ 514         $(1,130)          $ 950         $(1,552)

Unrealized gain (loss) on short term
  investments                                                (25)             63              42             128
Income tax expense (benefit) related to items
  of other comprehensive income                              (10)            (27)             18             (55)


                                                      ===========     ===========       ==========     ==========
Comprehensive income (loss)                                $ 499         $(1,094)          $ 974         $(1,479)
                                                      ===========     ===========       ==========     ==========


                                PSW Technologies, Inc.
                    Notes to Condensed Financial Statements (Continued)
                                     (unaudited)

The components of accumulated other comprehensive income at September 30, 1999 and December 31, 1998 are as follows:

                                                                                           1999              1998
                                                                                        ------------     -------------
Unrealized gain (loss) on short term investments                                              $(45)              $(69)
                                                                                        ============     =============

4.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months and nine months ended September 30:

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                       1999                1998               1999              1998
                                                   --------------      --------------    ---------------    --------------
Numerator:
  Net income (loss)                                      $   514           $ (1,130)            $   950         $ (1,552)
                                                   ==============      ==============    ===============    ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                      9,479               9,146              9,406             9,064

  Effect of dilutive securities:
    Employee stock options                                   638                   -                463                 -
    Warrants                                                 432                   -                458                 -
                                                   --------------      --------------    ---------------    --------------
  Shares used in diluted earnings (loss) per
    share calculation                                     10,549               9,146             10,327             9,064
                                                   ==============      ==============    ===============    ==============

Basic earnings (loss) per share                         $   0.05           $  (0.12)           $   0.10          $  (0.17)
                                                   ==============      ==============    ===============    ==============

Diluted earnings (loss) per share                       $   0.05           $  (0.12)           $   0.09          $  (0.17)
                                                   ==============      ==============    ===============    ==============



Options to purchase 1.74 million shares of Common Stock at an average exercise price of $2.73 per share were outstanding at December 31, 1998 but were not included in the computation of diluted loss per share as its effect would b anti-dilutive.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of PSW. Such forward looking statements are generally accompanied by words such as"plan, "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this repor are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause actual future results of the Company to differ materially from these statements.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in the Company's condensed statement of operations for the period indicated:


                                                      Three Months                       Nine Months
                                                    ended September 30,                  ended September 30,
                                                     1999       1998                    1999       1998

Revenue................                               100%      100%                     100%      100%
Operating expenses:
   Technical staff...................                   55       65                       56        60
Selling and administrative staff.....
                                                        19       31                       21        28
Other expenses............                              21       30                       21        23
   Special compensation expense.....                    -         -                        -         -
    Total operating expense........                    95       126                       98       111
Income (loss) from operations......                     5       (26)                       2       (11)
Interest income (expense), net.............             2         2                        3         2
Provision (benefit) from income taxes..                 3       (12)                       2        (4)
Net income (loss)...........                            4%      (12)%                      3%       (5)%


Third Quarter of 1999 Compared with Third Quarter of 1998

Revenue

The Company's revenue consists primarily of fees for software services provided. Revenue was $11.6 million in the third quarter of 1999, up 26% from $9.3 million for the third quarter of 1998, principally due to the improvement in the average hourly bill rate. Revenue attributable to software services rendered to IT vendors was $7.3 million and $6.3 million in the third quarter of 1999 and the third quarter of 1998, respectively. Revenue attributable to software services rendered to IT users was $4.3million and $3.0 million for the third quarter of 1999 and the third quarter of 1998, respectively, an increase of 43% in the third quarter of 1999 over the third quarter of 1998. One client, including its wholly-owned subsidiaries, accounted for 21% and 36% of revenue in each of the third quarters of 1999 and 1998, respectively. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers'compensation, for technical staff personnel assigned to client projects and unassigned technical staff personnel, and fees paid to sub-contractors for work performed in connection with a client project. Technical staff expenses were $6.4 million in the third quarter of 1999, an increase of 6% over $6.0 million for the third quarter of 1998. Technical staff expenses decreased to 55% of revenue in the third quarter of 1999 from 65% in the third quarter of 1998, primarily as a result of improved utilization of technical staff and higher revenues associated with the improvement in the average hourly bill rate.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and worke' compensation for selling, marketing and administrative personnel and all commissions and bonuses. Selling and administrative staff expenses were $2.2 million in the third quarter of 1999, a decrease of 23% from $2.9 million in the third quarter of 1998. The decrease in selling and administrative staff expenses was primarily due to higher efficiency as a result of the reorganization which combined marketing, sales and service delivery into each of the Company's three business units. Selling and administrative staff expenses were 19% of revenue in the third quarter of 1999 compared to 31% of revenue in the third quarter of 1998, primarily as a result of higher efficiencies, as noted above, and higher revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy cos depreciation. Other expenses were $2.5 million in the third quarter of 1999 and $2.8 million in the third quarter of 1998. The decrease is principally due to the addition of a facility, severance costs due to an overall reduction in headcount, meeting costs, and an increase to the bad debt reserves all of whic occurred during the third quarter of 1998. Other expenses were 21% of revenue in the third quarter of 1999 compared to 30% in the third quarter of 1998 due to the previously mentioned expenses for the third quarter of 1998 and higher revenues.

Special Compensation Expense

Special compensation expense consists of stock-based compensation in connection with the grants of replacement options to the Company's employees who participated in the Pencom Systems Incorporated stock option plan. Special compensation expense was $36,000, or less than 1% of revenue, in the third quarter of 1998.

Income (Loss) from Operations

The Company recorded income from operations of $575,000 in the third quarter of 1999, up from a loss of $2.4 million from operations in the third quarter of 1998. Income from operations was 5% of revenue in the third quarter of 1999, up from a loss from operations of 26% of revenue in the third quarter of 1998.


First Nine Months of 1999 Compared with First Nine Months of 1998

Revenue

Revenue was $33.0 million in the first nine months of 1999, up 14% from $28.9 million for the first nine months of 1998, principally due to the improvement in the average hourly bill rate. Revenue attributable to software services rendered to IT vendors was $20.8 million and $19.1 million in the first nine months of 1999 and the first nine months of 1998, respectively.
Revenue attributable to software services rendered to IT users was $12.2 million and $9.8 million for the first nine months of 1999 and the first nin months of 1998, respectively, an increase of 24% in the first nine months of 1999 over the first nine months of 1998.

One client, including its wholly owned subsidiaries, accounted for 29% and 36% of revenue in each of the first nine months of 1999 and 1998, respectively. Another client accounted for 11% of revenue for the first nine months of 1999. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses were $18.5 million in the first nine months of 1999, an increase of 7% over $17.3 million for the first nine months of 1998. Technical staff expenses decreased to 56% of revenue in the first nine months of 1999 from 60% in the first nine months of 1998, primarily as a result of improved utilization of technical staff and higher revenues.

Selling and Administrative Staff

Selling and administrative staff expenses were $6.7 million in the first nine months of 1999, a decrease of 17% from $8.2 million in the first nine months of 1998. The decrease in selling and administrative staff expenses was primarily due to higher efficiency as a result of the reorganization which combined marketing, sales and service delivery into three business units. Selling and administrative staff expenses were 21% of revenue in the first nine months of 1999 compared to 28% of revenue in the first nine months of 1998, primarily as a result of higher efficiencies, as noted above, and higher revenues.

Other Expenses

Other expenses were $7.0 million in the first nine months of 1999, an increase of 5% from $6.7 million in the first nine months of 1998, principally due to facility additions, higher recruiting, legal and travel costs. Other expenses were 21% of revenue in the first nine months of 1999 compared to 23% in the first nine months of 1998.

Special Compensation Expense

Special compensation expense was $118,000, or less than 1% of revenue, in the first nine months of 1998.

Income (Loss) from Operations

The Company recorded income from operations of $803,000 in the first nine months of 1999, up from a loss of $3.4 million from operations in the first nine months of 1998. Income from operations was 2% of revenue in the first nine months of 1999, up from a loss from operations of 11% of revenue in the first nine months of 1998.

Income Taxes

The provision for income taxes of $600,000 for the nine months ended September 30, 1999 is computed using an estimated annual effective tax rate of 39%, which differs form the federal statutory rate of 34% primarily due to state taxes.

The benefit for income taxes of $1.2 million for the nine months ended September 30, 1998, is computed using an estimated annual effective tax rate of 43%, which differs from the federal statutory rate of 34% as a result of state taxes and the relationship of tax-exempt interest income to the pretax loss.

Net Income (Loss)

Net income was $950,000 in the first nine months of 1999 and net loss was $1.6 million in the first nine months of 1998. Net income was 3% of revenue in the first nine months of 1999 and net loss was 5% of revenue in the first nine months of 1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash and short term investments totaling $21.7 million, an increase from $20.3 million at December 31, 1998, primaril as a result of cash provided by operations.

The Company anticipates that its existing capital resources and potential cash flows from operations will be adequate to fund the Company's working capital and capital expenditure requirement for at least the next 12 months. There can be no assurance that changes will not occur that would consume available capital resources before such time. The Company's capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at the Company's facilities. There can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all.

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

All of the services currently offered by the Company are designed to be Yea 2000 compliant. However, the Company's services are often integrated or used in conjunction with third-party software; such software may not be compatible with the Company's services or Year 2000 compliant. The Company may in the future be subject to claims based on Year 2000 problems in other's products, custom scripts created by third parties to interface with the Company's services or issues arising from the integration of multiple products and systems within an overall system. The costs of defending and resolving Year 2000-related disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, operating results and financial condition.

Over the past three years, the Company has made Year 2000 compliance a priority in IT purchasing and installation decisions. The Company's internal information technology group has adopted a Year 2000 compliance program to assess and address any Year 2000 issues which remain related to the Company's IT and non-IT systems. The program consists of the following phases: identifying Year 2000 application, hardware, and operating systems issues, collecting manufacturer's compliance statements, verifying solutions to Year 2000 issues (such phases are complete), updating applications, updating firmware, phasing out unsupported hardware, and updating and/or patching operating systems, (such phases are in process and scheduled to be completed during the fourth quarter of fiscal 1999). As of September 30, 1999, the Company has spent approximately $36,000 of the currently estimated $45,000 total cost of the program. Costs incurred and expected to be incurred consist primarily of the cost of Company personnel involved in updating applications and operating systems and the costs of software updates and patches (many of which are provided free of charge from the vendors). Funds for the Year 2000 compliance program are being provided from available working capital. The Company has utilized the Company's internal technical personnel, and intends to continue to use such personnel, to address Year 2000 issues, rather than contract with third-party consultants.

The Company has completed its survey of third parties with which it has a material relationship and it appears that the supply chain has competen Year 2000 plans in place. The majority of the Company's customers are sophisticated IT vendors and users who are addressing their own Year 2000 issues and the Company relies primarily on its own technical personnel and internal IT systems, rather than third party suppliers. The Company has not formulated a most reasonably likely worst case scenario or formulated a contingency plan.


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

Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities

         Industry Concentration; Dependence on Large Projects. The Company\ has derived and believes it will continue to derive a significant portion of its revenue from the technology vendor industry and several large projects for such customers. As a result, the Company's business, financial condition and results of operations are influenced by economic and other conditions affecting such industry, such as economic downturns which could lead to a reduction in spendin on IT projects, which in turn could lead to fewer new research and development outsourcing projects being undertaken. Further, several of the Company's client contracts limit its ability to provide services to competitors of such clients, thereby restricting the field of potential future clients. In addition, as a result of the dynamic nature of the IT vendor industry, the Company may lose clients due to the acquisition, merger or consolidation of existing clients with entities which are not current clients of the Company. The occurrence of any of the foregoing could have a material adverse effect on the Company's business, financial condition and results of operations.

         Fixed-Price Contracts and Other Project Risks. During 1998 and the first nine months of 1999, approximately 16% and 22%, respectively, of the Company's revenue was generated on a fixed price, fixed-delivery-schedule ("fixed price") basis, rather than on a time-and-materials basis. The Company's failure to accurately estimate the resources required for a fixed price project or its failure to complete its contractual obligations in a timely manner consistent with the project plan upon which its fixed price contract is based could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has found it necessary to revise project plans after commencement of the project and commit unanticipated additional resources to complete certain projects, which have negatively affected the profitability of such projects. The Company may experience similar situations in the future, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company may establish contract prices befor the project design specifications are finalized, which could result in a fixed price that proves to be too low and therefore adversely affects th Company's business, financial condition and results of operations.

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

         Need to Attract and Retain Professional Staff. The Company's success depends in large part upon its ability to attract, train, retain, motivate and manage highly skilled employees, particularly project managers and other senior technical personnel. Significant competition exists for employees with the skills required to perform the services offered by the Company, and the Company requires that a significant number of such employees travel to client sites to perform services on its behalf, which may make a position with the Company less attractive to potential employees. Qualified project managers software architects and senior technical and professional staff are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. Furthermore, there is a high rate of attrition among such personnel. There can be no assurance that a sufficient number of highly skille employees will continue to be available to the Company, that potential employees will be willing to travel to client sites, or that the Company will be successful in training, retaining and motivating current or future employees. The Company's inability to attract, train and retain skilled employees or the Company's employees' inability to achieve expected levels of performance could impair the Company's ability to adequately manage and staff its existing projects and to bid for or obtain new projects, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

         Rapid Technological Advances; Risk of Targeting Emerging Technologies The Company has derived, and will continue to derive, a substantial portion of its revenue from projects based on client/server and Internet systems. The client/server and Internet systems market is continuing to develop and is subject to rapid technological change. The Company's future success will also depend in part on its ability to develop IT solutions which keep pace with continuing changes in information processing technology, evolving industry standards and changing client preferences. There can be no assurance that the Company will be successful in addressing these developments in a timely manner or that, if addressed, the Company will be successful in the marketplace. The Company's delay or failure to address these developments could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that products or technologies developed, or services offered, by third parties will not render the Company' services noncompetitive or obsolete. The Company's Software Technology Unit also seeks to identify emerging technologies which it believes will develop into critical technologies with broad application and longevity. Once identified, the Company may commit substantial resources to provide services to the developers of such technologies. No assurance can be given that the technologies identified by the Company will develop into critical technologies with broad application and longevity. The failure of the Company to align itself with such critical emerging technologies would have a material adverse affect on its business, financial condition and results of operations.

         Changes in Senior Management. The Company has recently announced several additions and changes in its senior management team. The Company's Chief Executive Officer, Timothy D. Webb, joined the Company during 1998 and John M. Velasquez, Vice President of Enterprise Solutions, and Pedro A. Fernandez, Vice President of Corporate Strategy and Marketing joined the Company in the first quarter of 1999. With recently named Vice President of Software Researc and Development Solutions, Kenneth L. Drake and the Vice President of Embedded Systems Solutions, Brent R. Terry, the above team comprises the senio management for operations. There can be no assurances that such changes in the senior management of the Company will not adversely affect the Company's results of operations or financial condition, that the new members of the management team will succeed in their roles in a timely or efficient manner or that they will be satisfactorily assimilated, or that new and additional management responsibilities can be allocated effectively among such executives. Failure by the Company to assimilate new executives, or the failure of any such executive to perform effectively, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         System Interruption and Security Risks. The Company's operations ar dependent on its ability to protect its intranet from interruption by damage from telecommunications failure, fire, earthquake, power loss, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, is currently located at a single site. There can be no assurance that unanticipated problems will not cause any significant system outage or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by Internet users. Persistent problems continue to affect public and private data networks. For example, it is common for Internet service providers to experience system interruptions which cause the Company to lose access to the Internet, the means by which the Company posts internal information and provides e-mail and time sheet query and entry. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, financial condition and results of operations.


         Effect of Certain Antitakeover Provisions. The Company's Board of Directors has the authority to issue shares of Preferred Stock and to determine the designations, preferences and rights and the qualifications or restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversel affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. In addition, the Company is subject to the antitakeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL"). In general, this statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" or a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Furthermore, certain other provisions of the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws may have the effect of discouraging, delaying o preventing a merger, tender offer or proxy contest, which could adversely affect the market price of the Company's Common Stock.

         Uncertainty Related to the Year 2000 Compliance Issues. Many older computer systems and software products currently in use are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two months, computer systems and/or software used by many companies will need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty still exists as to the global implications of the Year 2000 issue. The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues in a variety of ways. Many companies (including customers of the Company, and customers or potential customers of the Company's customers) are expending significant resources to correct or patch their current hardware and software systems for Year 2000 compliance. Such expenditures may result in reduced funds available for the Company's customers to pursue product development programs or IT systems enhancements for which the Company's services would otherwise be utilized. Any of the foregoing, including costs of defending and resolving Yea 2000-related disputes, reductions in development programs or IT systems enhancements by customers and their customers or the failure of the Company to adequately resolve internal Year 2000 compliance issues could result in a material adverse effect on the Company's business, operating results and financial condition.

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


                                                     Investments
                                                      Maturing           Weighted           Fair Value
                                                       Before             Average               At
            At September 30, 1999                   September 30,        Interest         September 30,
    (in thousands, except interest rates)               2000               Rate                1999
----------------------------------------------    ------------------    ------------    -------------------
Money market funds                                         $  1,033           4.72%              $   1,033
Government issues                                             1,040           6.07%                  1,040
Corporate issues                                             17,754           5.92%                 18,609
                                                  ==================    ============    ===================
                                                          $  19,827           5.87%             $   20,682
                                                  ==================    ============    ===================


                                                     Investments         Weighted           Fair Value
                                                      Maturing            Average               At
            At December 31, 1998                       During            Interest          December 31,
    (in thousands, except interest rates)               1999               Rate                1998
----------------------------------------------    ------------------    ------------    -------------------

Money market funds                                         $  1,571           4.70%              $   1,571
Government issues                                             2,723           4.79%                  2,710
Corporate issues                                             13,411           5.42%                 13,234
Commercial paper                                              1,635           5.14%                  1,621
                                                  ==================    ============    ===================
                                                          $  19,340           5.25%             $   19,136
                                                  ==================    ============    ===================




                          PART II- OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any material legal proceedings.

Item 2.   Changes in Securities

          From July 1 through September 30, 1999, the Company issued approximately 21,000 shares of its common stock pursuant to exercises of stock purchase warrants issued in connection with the transfer of assets to the Company from Pencom Systems Incorporated in October 1996. The warrants have an exercise price of $0.04 per share. The issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon
Section 4(2) thereof or Rule 701 thereunder and appropriate restrictive transfer legends were affixed to the share certificates issued in such transaction.

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


                                           PSW TECHNOLOGIES, INC.


                                           (Registrant)

Date:  November 15, 1999                /s/ Timothy D. Webb________
                                        Timothy D. Webb
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





Date:  November 15, 1999                /s/ Keith D. Thatcher_________
                                        Keith D. Thatcher
                                        Vice President of Finance, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



Date:  November 15, 1999                /s/ Kasaundra L. Smith_______
                                        Kasaundra L. Smith
                                        Controller
                                        (Principal Accounting Officer)