Form 10-K405
period 1999-12-31
PSW TECHNOLOGIES INC
filed 2000-03-14
CIK 1030487

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                                ON WHICH REGISTERED
       -------------------                               ---------------------
              NONE                                               NONE

          Securities registered pursuant to section 12(g) of the Act:
                         COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on February 29, 2000 as reported on the Nasdaq National Market, was approximately $167.5 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's Common Stock).

  As of February 29, 2000, the Registrant had outstanding 9,785,163 shares Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of PSW. Such forward- looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Additional Factors That May Affect Future Results, Financial Condition and Market Price of our Common Stock" sets forth certain factors that could cause actual future results of the Company to differ materially from these statements.

OVERVIEW

  We are an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables us to utilize existing and new technologies to provide reliable, flexible and scalable e-business solutions. Our alliances with leading Internet and interactive television technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy e-business solutions that enhance their competitive position.

  In 1999, our new management team began executing a strategy of providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with our e-business focus. We have four national practices:

  .  eStrategy. We help clients create e-business strategies;

  . eSolutions. We design, develop and deploy next-generation e-business solutions;

  . ePerformance. We address the reliability, scalability and manageability required for high volume e-business solutions; and

  . eTV and Broadband. We deliver interactive television and broadband solutions, extending the reach of e-business to mass audiences.

  We form strategic alliances with leading technology providers such as Vignette, Mercury Interactive and Scientific-Atlanta. We believe the nature of these alliances enables us to help develop "ecosystems" centered around leading technology providers in which we serve as a catalyst for the widespread adoption of the provider's products. We call these ecosystems "exponential networks" or "exponets" for short. Exponets allow us to enter new markets, gain early access to emerging technologies, jointly market products and services with leading technology providers and gain enhanced access to vendor training and support. For example, during the fourth quarter of 1999, we became a Vignette Consulting Alliance Partner, and now we are engaged by a number of companies using Vignette's software as part of their e-business solution. Additionally, in conjunction with Vignette's Professional Services group, we launched a joint e-performance service offering at Vignette's international sales meeting.

  Our clients include both Fortune 1000 companies and early stage companies whose business strategies are designed and built around the Internet. For example:

  . Concur Technologies. We built a universal engine for document exchange which would enable users with different protocols to use Concur's business-to-business procurement network, called Concur Commerce Network. The Concur Commerce Network was named one of Information Week's 1999 Products of the year.

  . Commerce.TV. We designed, built and tested Commerce.TV's set-top box based software and developed an e-commerce application that allows cable television subscribers to buy products and services over the television.

  . good2cu.com. good2cu.com engaged us to create a portal that could be used by its credit union clients. Our solution enables good2cu.com to provide its client members with access to marketing, content and competitive analysis tools through one on-line destination.

  We are changing our name to Concero and launching a national branding campaign. We have engaged a national branding agency and a public relations firm to assist with the launch of our branding campaign and other on-going awareness activities. We believe that our name change and related advertising and promotional activities will enable us to communicate our capabilities as a national e-business solutions provider to prospective clients and employees.

INDUSTRY BACKGROUND

  The market for e-business services is characterized by significant e-business growth and demand for increasingly advanced solutions.

  Significant e-Business Growth. The Internet has fundamentally changed the way consumers and businesses communicate, obtain information, purchase goods and services and transact business. International Data Corporation estimates that the amount of worldwide e-commerce conducted over the Web will increase from $50 billion in 1998 to $1.3 trillion in 2003. The demand for e-business services is expected to continue growing significantly as the number of Internet users and enterprises conducting business over the Internet increases, new technologies emerge and new business models are adopted. International Data Corporation estimates that total spending by U.S. companies for Internet consulting, application development and testing, and network and systems migration will expand from $3.6 billion in 1998 to $29.9 billion in 2003.

  Demand for Increasingly Advanced Solutions. Initially, companies used the Internet as a means of advertising or promoting their business. These companies typically published Web sites with static information referred to as "brochure-ware" with the objective of enhancing internal and external communication. Companies either used their own internal design and information technology resources or hired on-line advertising agencies and Web design firms to create their initial Web presence.

  The next stage involved the development of Web sites that allowed processing of limited types of transactions over the Internet. Companies generally viewed the Internet as another channel or extension of their core business. These Internet solutions often integrated enterprise-wide client/server applications into front-end Web sites. Companies typically hired traditional services or systems integration firms in conjunction with Web design shops to build these Web sites.

  Many companies now recognize that the Internet has become strategic and important for maintaining competitive advantage in a dynamic marketplace. They realize that the Internet is transforming how many businesses operate and that a new Web-centric business model, now commonly referred to as e-business, is emerging. E-business combines the reach of the Internet with emerging and existing technologies to enable companies to strengthen relationships with customers and business partners, create new revenue opportunities, improve operating efficiencies and enhance communication. Companies now seek to hire e-business services firms that can combine strategic thinking, consulting skills and technology expertise to rapidly develop innovative business models and provide solutions requiring deeper integration of existing applications and our ability to handle increased volumes of transactions and traffic. These skills have become increasingly important to companies and a key differentiating factor between services firms.

  We believe the next-generation of e-business will offer dynamic and interactive content that integrates data, video and audio. Similarly, we believe that computing will be pervasive as business is transacted across multiple communication platforms, including television sets, personal computers and mobile devices. As a result, we believe that companies will need firms that can develop innovative strategies and design systems that integrate new technologies across these many platforms and can handle higher volumes of transactions and traffic. Additionally, with the proliferation of new technology, companies will require guidance to select and integrate appropriate technologies.

PSW SOLUTION

  We are an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables us to utilize existing and new technologies to provide reliable, flexible and scalable e-business solutions. Our alliances with leading Internet and interactive television technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy e-business solutions that enhance their competitive positions.

  Extensive Technology Expertise: We Understand. We are technologists with a deep understanding of software development and integration. Our technical expertise enables us to provide solutions that integrate:

  . Application Architectures. We develop open architectures that allow companies to integrate new applications and the flexibility to easily add and change content sources in order to quickly respond to changing market conditions. These application architectures are configured to maximize scalability and flexibility using common operating systems such as Unix and NT.

  . Interactive Applications. We identify the appropriate interactive applications needed to fulfill our clients' business requirements. Our technology expertise allows us to select the appropriate pre-packaged applications, design and build custom applications and combine and integrate them to create the desired functionality, including the presentation of personalized content and e-commerce capability.

  . Content Services. We enable interactive applications to utilize many types of content, including information from internal databases and external complementary service providers as well as external data, video and audio feeds.

  . Communication Platforms. We design our solutions to enable our clients to reach a large audience by delivering content and services over the Internet and through television. We intend to expand our expertise to enable our clients to deliver content and services to mobile devices as these technologies develop.

  Innovative and Forward-Thinking: We Envision. We help companies understand the business opportunities offered by adopting an e-business strategy. Using our technology expertise, we typically work with companies to develop a sustainable strategy and customized solution that will facilitate their transition to, and continuing evolution as, an e-business. We evaluate interactive applications and other technologies currently available in order to help our clients select the ones most appropriate. Through our alliances with technology providers such as Vignette, Mercury Interactive and Scientific-Atlanta, we have gained a thorough understanding of their market leading products and, more importantly, valuable insight into the creation and application of other next-generation technologies. We use our technological insight to help companies develop e-business solutions that incorporate today's leading interactive applications and other technologies as well as position companies to take advantage of next-generation technologies.

  Rapid and Reliable Execution: We Deliver. Utilizing the PSW Approach and our deep technology expertise, we deliver e-business solutions in rapid timeframes to meet client requirements. The PSW Approach provides an iterative framework for helping a client quickly define its strategy and design, develop and deploy an e-business solution. Our thorough understanding of our alliance partners' technologies enables us to customize and integrate their products quickly and reduces the overall time needed to deploy an e-business solution. To further accelerate a client's adoption and implementation of an e-business solution, we have also developed the

Digital Rethink Framework. This framework is a ready-to-use package of integrated, interactive applications that can be quickly deployed with minimum customization. To further increase the speed and reliability of our execution, we employ knowledge management systems and processes to capture the intellectual capital we gain through our collective experiences and to disseminate it throughout our organization.

STRATEGY

  Our goal is to be a leading e-business solutions provider. To achieve this goal, we are pursuing the following strategies:

  Attract New Clients and Expand Existing Client Relationships. We must continue to target and attract clients that are innovators, early technology adopters and market leaders. Through new and existing alliance partnerships, we hope to gain referrals and to attract clients that seek solution providers with extensive knowledge of our partners' products and technologies. We will also seek to gain new clients through our informal relationships with venture capital firms that are funding emerging technology companies. We believe that our established record of delivering high-quality e-business solutions will increase the amount, scope and sophistication of services requested by existing clients. We believe client satisfaction reinforces our growing reputation as an innovative provider of e-business solutions.

  Expand Technology Expertise. We will continue to enhance our technology expertise by identifying new technologies that we believe will have significant impact on the evolution of e-business and by expanding existing product development relationships with selected leading technology providers. We believe our participation in the product development process gives us a deep and thorough understanding of a provider's products and underlying technologies and insight into next-generation technologies. Our Digital Rethink Center, Benchmarking Center and regional ePerformance Centers of Excellence will continue to serve as knowledge centers that fuel strategic and technical innovation by accelerating the exchange of ideas.

  Develop Exponets. We believe our alliance partner model provides us with a competitive advantage. Our alliances are deeper and more strategic than a traditional vendor relationship. We form partnerships with technology providers who we believe offer products that have significant market potential and enhance our ability to provide innovative solutions. These relationships can include a range of activities, including joint marketing, product development services, product deployment and integration of their products into e-business solutions and providing client feedback to help our partners enhance their products. We believe the nature of these alliances enables us to help develop "ecosystems" centered around a leading technology provider in which we serve as a catalyst for the widespread adoption of the provider's products. We call these ecosystems "exponential networks" or "exponets" for short. By nurturing exponets and fostering interconnections between them, we will create an opportunity to access more potential clients, generate additional revenue and establish ourselves as a thought leader.

  Enhance Brand Awareness. We believe that enhancing market recognition of our solutions will increase our visibility with potential clients, alliance partners and prospective employees. We believe that maintaining a reputation for delivering innovative e-business solutions will enhance our ability to win repeat business from our existing clients and to attract new clients. We are currently in the process of changing our name to Concero to brand our company and our services to reflect our e-business capabilities. Our brand development programs will be designed to reinforce our position as a national company with a proven record of delivering e-business solutions.

  Hire and Retain Qualified Professionals. Attracting and retaining professionals is essential to our growth. We attract, hire, develop and retain personnel by emphasizing the skills and values required to provide our services. We have increased our team of dedicated recruiters to support our growth and have implemented an employee referral program which provides many new hires. To retain our professionals, we will continue to foster our company culture, provide ongoing training and career development opportunities and provide competitive compensation.

  Grow Through Acquisitions. We intend to pursue acquisitions that provide access to complementary skills or additional talented professionals, expand our geographic presence and increase our client base. Acquisitions will be driven by market opportunity and client need.

SERVICES

  We deliver our services through our eStrategy, eSolutions, ePerformance and eTV and Broadband practices.

  eStrategy. We help clients develop e-business strategies. By using our Digital Rethink process, clients are able to explore the business opportunities offered by emerging technologies. Through Digital Rethink, we work with clients to develop e-business strategies that address their business objectives.

  eSolutions. We define, design, develop and deploy innovative, custom e-business solutions to meet our clients' business needs. Our solutions utilize open architectures that allow clients to integrate new interactive applications and quickly respond to changing market conditions. Using our technology expertise, we identify and select the appropriate technology products, design and build custom applications and combine and integrate them to meet the client's desired functionality. We also integrate interactive applications to enable the use of many types of content, including information from internal databases and external complementary service providers as well as external data, video and audio feeds. Additionally, our solutions often incorporate application architectures that allow clients to reach a large audience by delivering content and services over the Internet, through television and through mobile devices as these technologies develop.

  To further accelerate a client's adoption and implementation of our e-business solution, we have developed the Digital Rethink Framework that consists of a ready-to-use package of integrated, interactive applications that can be quickly deployed with minimum customization. The Digital Rethink Framework substantially reduces the time required to define an architecture and select and integrate interactive and other applications. The framework enables the key elements of e-business solutions, including e-commerce transaction platforms, site analysis, content management, data management, security and interactive capabilities.

  ePerformance. We approach performance evaluation from the perspective of the client's customer. We help companies enhance scalability, improve reliability and manageability and ensure proper functioning of Web-based business applications. We use leading testing tool software providers such as Mercury Interactive and Segue to provide clients with attractive ePerformance solutions. Our best practice life-cycle approach helps us to reduce the time needed to test for and fix performance problems. ePerformance services are delivered at the client location, our Benchmarking Center in Austin, and at our three regional ePerformance Centers of Excellence.

  eTV and Broadband. We deliver interactive television and other broadband solutions to clients. We assist companies to integrate audio, video and data and deliver that content over the Internet, through television, or, in the future, through mobile devices. We have built an eTV Development Center where we design, construct and showcase our eTV and cable network applications. We believe we are positioned to be a leader in this industry through our work with Scientific-Atlanta and others companies in the interactive television and broadband industries. For example, Scientific-Atlanta named us the third-party certification provider for their Explorer 2000 digital set-top box platform.

  We also provide three of our clients with maintenance and support services for their existing software products.

PSW APPROACH

  Our solutions are delivered using a phased development process and documented methodologies which together we call the PSW Approach. We believe that successful solutions require a well designed development process and methodologies to organize the project team to efficiently accomplish numerous interrelated tasks. This phased approach also provides the client with several cost/benefit checkpoints and helps to align client expectations with solution objectives. The methodologies are independent of any specific technology and, therefore, provide a common structure across solutions allowing our consultants to tap the experience, ideas and measurements of other teams that have worked on similar engagements or on projects with technology vendors. In addition, our methodologies documentation includes a description of the team structure, roles and responsibilities of both us and our client personnel as well as templates, samples, tools, tips and techniques for completing deliverables.

  The PSW Approach accelerates deployment of e-business solutions, improves the quality of the solution and addresses business and technological evolution. The methodology not only benefits the solution through the development process, but also assists the client in maintaining and extending the solution after deployment. The PSW Approach is designed to reduce risks to ourselves and our client, to maximize client satisfaction and to allow us to efficiently transfer expertise to the client.

  The development process consists of the following phases: Digital Rethink, Define, Design, Develop and Deploy.

  Digital Rethink. During the Digital Rethink phase, we help companies define their strategies, business models and action plans for using Internet, interactive TV and Broadband technologies. We educate clients on the key principles of the digital economy, covering areas such as branding, personalization techniques, technology options and customer acquisition and retention strategies.

  Define. During the Define phase, we develop an operational plan and technology architecture that supports the client's strategy. Our teams use one of two architectural approaches in this phase, the Digital Rethink Framework or a custom architecture. We develop custom architectures for clients if their needs dictate a different set of software products or if they are already using components that are not part of the Digital Rethink Framework.

  Design. During the Design phase, we develop the detailed design specifications and complete a baseline configuration of the software products needed to create the technical solution. The project team designs components that will be developed to complete the architecture. During this phase, we deliver prototypes that help clients visualize their new e-businesses. This process is typically iterative with feedback and testing results incorporated throughout the process.

  Develop. During the Develop phase, we build the technical solution that will be deployed and perform tasks such as coding, testing and software integration. Once the technical solution has been built, we use our ePerformance expertise to thoroughly test it. At the end of this phase, we are in position to deploy our solution.

  Deploy. During the Deploy phase, we launch the completed technical solution and we educate the client to provide ongoing support and maintenance. In addition, we monitor the Web site and identify functional, technical and performance improvements that can be incorporated into the next generation of the Web site. This discovery process culminates in a project work plan for the design and development of the next generation of the client's e-business solution.

ALLIANCES

  We believe that our alliances with leading technology providers such as Vignette, Mercury Interactive and Scientific-Atlanta enable us to develop extensive knowledge of their technologies and other applications as well as provide additional insight into developing and deploying e-business solutions. We believe our alliances are deeper and more strategic than a traditional vendor relationship due to our involvement with our partners' product development. These relationships encompass a range of activities, including:

  .  joint marketing;

  .  product development services;

  . product deployment and integration of our alliance partners' products into our clients' e-business solutions;

  .  providing client feedback to help our partners enhance their products;
     and

  . integration and certification of third party applications for use with our partners' products.

  We have substantial alliances with:

  Vignette Corporation. Vignette supplies software applications for building e-businesses. Vignette's software applications are used by more than 500 dot.com and Fortune 500 companies.

  Our relationship with Vignette began in 1999 when they engaged us to provide them with software development services. During the fourth quarter of 1999, we became a Vignette Consulting Alliance Partner, and we are now engaged by a number of companies using Vignette's software as part of their e-business solutions. In January 2000, we launched, in conjunction with Vignette's Professional Services group, a joint e-performance service offering at Vignette's international sales meeting.

  We share a number of clients with Vignette, including SBC Communications, Nationwide Insurance, Entrepreneur.com, Miller Freeman PSN and good2cu.com. Vignette software is incorporated into our Digital Rethink Framework.

  Mercury Interactive Corporation. Mercury Interactive provides Internet application testing products designed to help businesses evaluate and enhance their customers' experiences.

  We began working with Mercury in 1998 and we partnered with Mercury to beta test Topaz, Mercury's application performance management solution for Web sites. We also help our clients assess their e-business performance using Mercury's tools. We are now one of Mercury's Channel Alliance Program partners and a National Certified Service Provider. Our Mercury relationship includes joint marketing and sales campaigns. We participated in Mercury's national sales meeting in January 2000. In February 2000, we jointly sponsored a national seminar series for optimizing e-business performance.

  We share a number of clients with Mercury, including Tivoli Systems, Inc., Kana Communications and living.com. We also feature Mercury tools in our Digital Rethink Framework.

  Scientific-Atlanta, Inc. Scientific-Atlanta supplies broadband communications systems, satellite-based video, voice and data communications networks and worldwide customer service and support.

  Scientific-Atlanta has been our customer since 1991. We have provided Scientific-Atlanta with a variety of services, including systems architecture consulting, software development strategy and assessment, assistance with their development of analog network solutions for set-top boxes, and system and network management projects related to the Scientific-Atlanta Explorer family of digital set-top systems.

  Scientific-Atlanta has chosen us as the third party certification provider for their CreativEdge Application Developers program. We award CreativEdge certification to an application after completing an extensive testing process to ensure that the application, such as enhanced broadcasting or e-mail, is stable within Scientific-Atlanta's digital set-top box environment. Our participation in Scientific-Atlanta's CreativEdge Developers Program has provided us access to interactive television application software providers seeking expertise and assistance. As a result, we have been engaged by companies such as Commerce.TV, DIVA and Intertainer to develop and assist with the development of interactive, interactive set-top box applications.

  We have a number of other alliance relationships with leading technology vendors including Segue, Tivoli, Open Market and Microsoft. Our strategy is to initiate, create and manage alliances with leading technology vendors with products that we anticipate will have significant market opportunities.

SALES AND MARKETING

  We market e-business professional services through 19 dedicated marketing and sales professionals who work closely with our regional and practice directors. The marketing team works with the practice directors to secure new opportunities and manage the sales process. The regional directors collaborate with the sales professionals to form a joint sales approach for identifying and winning new clients and follow-on business.

  We approach sales on a regional basis. Our regional model enables the people closest to the clients to perform both the sales and delivery functions and to have complete account ownership. We believe that this regional focus will help us develop strong market presence and name recognition in our local markets.

  We believe that the opportunities afforded through the creation of e-business span a broad range of industries. Accordingly, we market our services both to Fortune 1000 corporations and to early stage companies whose business models are designed and built around the Internet. We also selectively market to technology providers.

  We supplement our business development efforts with marketing and communications activities. These activities include:

  .  direct mail and e-mail campaigns targeting corporate executives;

  .  public speaking engagements;

  .  attendance at industry conferences;

  .  participation in industry organizations; and

  .  joint marketing activities with alliance partners.

  We are changing our name to Concero and launching our first major branding campaign. Concero is a Latin word that means to connect, join or bring together. We believe our new name reflects our business strategy of building exponets where we connect our clients and alliance partners in broad and interlocking technology ecosystems. We have engaged a national branding agency and a public relations firm to assist with the branding and on-going awareness activities.

  The purpose of our ongoing marketing activities will be to deliver our message to prospective and existing clients and to create awareness around the new Concero brand. We believe increased market awareness will provide access to a larger sales pipeline and recruiting pool and additional public relations opportunities.

CLIENTS

  The following is a representative list of our clients for each of our practices:

                                                                  ETV AND
      ESTRATEGY          ESOLUTIONS         EPERFORMANCE         BROADBAND
   ----------------  ------------------- ------------------- ------------------
   3M                Concur Technologies Concur Technologies Commerce.TV
   Crowley Maritime  Dell                Dell                ICTV
   good2cu.com       good2cu.com         living.com          Intertainer
   Miller Freeman
    PSN              Vignette            Tivoli              Scientific-Atlanta
   Traq Wireless     Warburg Dillon Read Warburg Dillon Read WebTV

  In addition, we provide maintenance and support services to IBM, including Lotus, Northern Telecom and Compaq. In 1999, our five largest clients accounted for 51% of our revenues.

EMPLOYEES AND CULTURE

  As of February 29, 2000, we had 404 employees, 314 of whom were technical staff performing consulting services and 90 were management and administrative personnel performing marketing, sales, human resources, finance, accounting, legal, information technology and administrative functions.

  We must continue to identify, recruit, hire, develop and retain outstanding professionals. We believe our success in doing this will depend on our ability to maintain our company culture, to provide ongoing training and career development opportunities and to offer competitive compensation.

  Recruiting. We dedicate significant resources to recruiting. We employ a team of nine full-time recruiting professionals in several of our offices so they can stay closely aligned with our local business needs. We emphasize technical skills, teamwork, professionalism, commitment to learning and leadership. We believe our employees provide the best source for strong candidates and have developed an innovative employee referral program that results in many new hires.

  Career Development and Training. Our success depends on keeping our workforce aware of the latest technologies and tools. We utilize many different techniques, including classroom, self-paced and Web-based training. We have made significant investments in educating our consultants on new technologies, including XML and Java, and products from our technology provider clients, Vignette and Mercury Interactive. We also concentrate on developing project management, communication and people management skills. We are committed to helping people grow and succeed in their careers. We have defined multiple career paths so that our people can grow into senior technology, project management and business development roles.

  Compensation. We offer compensation packages that include competitive salaries, benefits and bonuses. We believe that linking a portion of the employee's compensation to our success through bonuses and stock options fosters an entrepreneurial culture and encourages behavior that benefits our clients, our team members and our company.

  Culture. We cultivate our company culture through communicating and nurturing the same values emphasized in our recruiting process. We hold a two-day new employee orientation in Austin that focuses on describing our culture and values, meeting other employees from all our locations and learning about our strategic business initiatives. Each office conducts "all-hands" meetings on a quarterly basis. We also utilize internal email newsletters to communicate important events, news from client projects, and other key project information as well as rewards and promotions. Periodic employee surveys help us target new programs appropriately.

COMPETITION

  We compete in the e-business services market, which is relatively new and intensely competitive. We expect competition to intensify as the market evolves and consolidates. We compete with companies in the following categories:

  . Internet services firms, such as iXL, Proxicom, Razorfish, Scient, US Web and Viant;

  .  software engineering firms, such as Cysive;

  . large systems integrators, such as Cambridge Technology Partners, EDS, IBM and Sapient;

  .  management consulting firms, such as McKinsey and Boston Consulting
     Group;

  .  the consulting divisions of Big Five accounting firms; and

  .  internal IT departments of current and potential clients.

  Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. Several competitors have announced their intention to offer a broader range of services than they currently provide.

  We believe that the main competitive forces in the e-business services industry are:

  .  the quality of e-business solutions;

  .  the speed of development;

  .  technical and business expertise;

  .  project management skills;

  .  referenceable customer base;

  .  integrated methodologies;

  .  effectiveness of business development efforts; and

  .  brand recognition.

  We believe that we compete favorably with respect to these factors.

  Our industry has low barriers to entry. We do not own any technologies that effectively preclude or inhibit competitors from entering our industry. Existing or future competitors may develop solutions that are superior or substantially similar to ours. The cost to develop and provide information technology consulting services are relatively low. Therefore, we expect to continue to face additional competition from new entrants into our industry.

INTELLECTUAL PROPERTY RIGHTS

  We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We believe the intellectual capital we gain by our participation in the product development process of our alliance partners and other technology providers gives us a competitive advantage. We also have developed the Digital Rethink Framework as well as reusable object-based applications for interactive and enhanced television applications. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We do not possess any patents.

  We typically enter into confidentiality and non-disclosure agreements with our employees and generally require that our clients enter into similar agreements. These agreements are intended to limit access to and distribution of our proprietary information. We cannot assure you that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL RESULTS AND MARKET PRICE OF OUR COMMON STOCK

  In addition to the other information in this Form 10-K, the following factors should be considered in evaluating the Company and its business.

RISKS THAT RELATE TO OUR BUSINESS STRATEGY

  We are subject to a number of risks related to our business strategy. We describe some of these risks below. If any of these risks materializes, our business, financial condition and results of operations could be harmed, and our stock price could fall.

 We have refocused our business strategy. This may not be successful.

  In August 1998 we began building a new management team. The new management team has refocused our business strategy. This strategy is described in the "Business" section of this Form 10-K. Some of the changes to our business strategy include:

  . expansion into new and largely untested business areas such as eTV and broadband services;

  .  realignment of our internal corporate structure on a geographic basis;
     and

  . a shift in focus of our client base from technology vendors to technology users, and a shift from longer-term development and maintenance arrangements to specific, shorter-term e-business project engagements.

  Our shift from ongoing development and maintenance engagements to strategic engagements has favorably affected our average billing rates but negatively affected our technical staff utilization rates. If we are unable to offset decreases in our utilization rates through increases in our billing rates, our profitability will be harmed. Adverse economic conditions, a lack of consumer acceptance of eTV, broadband and other advanced technologies, increased competition and other factors could hurt both our utilization rates and our billing rates. As a result, it is too early to know whether the refocusing of our business strategy will help us achieve long-term success. Companies that implement major changes in their business strategy can face more challenging risks and unexpected difficulties. These risks and difficulties apply particularly to us because the market for our Internet and e-business consulting services is new and rapidly evolving.

 The success of our business strategy depends on our ability to identify emerging technologies that will gain wide acceptance in future markets.

  Our business strategy requires us to:

  .  identify promising technologies at an early stage in their development;

  .  accurately assess their long-term viability; and

  .  rapidly gain expertise in these technologies.

  Our business may suffer if we invest time and resources in technologies that ultimately do not reach widespread use or commercial success. Even if we identify the best technologies, their widespread use and deployment may not occur within a time span that is compatible with our business plans and revenue expectations.

  In particular, some of the technologies that we are focusing on heavily, such as eTV and broadband, may not achieve business or consumer acceptance in the near term, or at all. For example, companies promoting eTV and broadband services may find that consumers are reluctant to use them, for reasons of cost or complexity. As a result, we may use substantial resources developing expertise in areas that will not yield substantial revenues or profits for us in the next few years.

 Our business strategy depends on our ability to create and maintain strategic alliances with other e-business and technology companies. These alliances may shift or terminate suddenly.

  We currently maintain strategic alliances with other companies that help us to gain access to new technology and business opportunities. This is one of the principles of our exponet strategy. Like many in our industry, we sometimes refer to these companies as our "partners", but they are not partners in a legal sense. In particular, these companies are under no binding obligation to remain in relationships with us or to continue to cooperate with us, and these relationships are generally not exclusive.

  Any of our alliance partners may choose to end the alliance, alter the terms of the alliance in a way that harms our business or increase the level of business they conduct with our competitors. Similarly, if one of our alliance partners undergoes a management or ownership change, we could lose access to critical technology and business opportunities. In addition to a decrease in revenue, the publicity that could accompany these kinds of changes could have a damaging effect on our stock price.

  Moreover, our brand may be closely associated with the business success or failure of some of our high-profile alliance partners, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or other difficulties of these companies may damage our brand and hurt our business opportunities.

 Some of our clients are emerging companies that have little or no operating history and may lack the resources to pay our fees.

  Because we focus on emerging technologies, we derive some of our revenues from small companies, particularly start-up companies that have limited operating histories and resources to pay our fees. Our business model contemplates increasing the amount of business we do with these companies. These companies often have little or no earnings or cash flow and are generally considered to have a greater risk of failing than more established businesses. As a result, these clients may not be able to pay for our services in a timely manner, or at all. These effects would lead to an extension of our collection period, which would harm our liquidity, and an increase in our bad debt expense, which would harm our profitability.

 We may make investments in clients or potential clients that are emerging companies. These investments are risky, we have limited experience in making these investments and we could lose all of our investment.

  Although not a key part of our strategy, we may make strategic investments in small, emerging clients or potential clients, either in cash or in kind. We may also agree to take some or all of our fees in the form of equity securities issued by these clients as part of our engagement. Investments in such emerging companies are extremely risky and some or all of our investment could be lost. We have limited experience in these investments or in managing these arrangements.

 Potential acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and hurt our operating results.

  As part of our growth strategy, we intend to pursue acquisitions of businesses and technologies that are complementary to our core businesses. Our ability to grow through acquisitions will depend on the availability of attractive acquisition candidates, our ability to successfully compete for these acquisition candidates and the availability of capital to finance these acquisitions.

  The benefits of an acquisition often may take considerable time to develop, and the acquisition may never produce the intended benefits. Factors that could cause an acquisition to be unsuccessful include:

  . the loss of employees or clients of the acquired business, and thus a loss of one of the key rationales for making the acquisition;

  . our failure to appreciate the dynamics of markets in which we have limited or no prior experience;

  .  the diversion of management's attention from our core businesses;

  . any difficulties we experience in assimilating the operations of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

  .  our failure to assess or discover liabilities;

  . the dilution of our stockholders' equity and earnings per share, particularly if we finance the acquisitions with equity; and

  . an increase in our debt and contingent liabilities, which in turn could restrict our ability to access additional capital when needed or to pursue other important elements of our business plan.

 If we fail to manage our growth, our resources may be strained and our ability to implement our business strategy will be harmed.

  Our growth could place significant demands on our management and other resources. In order to manage our growth effectively, we must continue to develop and improve our operational, financial and other internal systems, as well as our business development capabilities, and we must continue to attract, train, retain, motivate and manage our employees. We may not succeed in these efforts.

RISKS THAT RELATE TO OUR BUSINESS

  We are subject to a number of risks that are particular to our business and that may or may not affect our competitors. We describe some of these below. If any of these risks materializes, our business, financial condition and results of operations could be harmed, and our stock price could fall.

 Our key employees are critical to our continued success. The loss of any of these employees could impair our ability to execute our strategy or grow our business.

  Our future success will depend in part upon the continued services of a number of key management and technical employees. The loss of any of our key personnel could hurt our ability to execute our strategy and grow our business. We do not maintain key-person life insurance on any of our employees. In addition, if one or more of our key employees resigns to join a competitor or to form a competing business, we could lose existing or potential clients. In the event we lose any of these employees, we may not be able to prevent the disclosure or use of our proprietary technical knowledge, practices and procedures.

 We need to recruit, train and retain qualified employees to successfully grow our business.

  Our success depends on our ability to recruit, train, retain, motivate and manage highly skilled employees. Qualified project managers, software architects and senior technical and professional staff with the skills we need are in great demand worldwide and are likely to remain a limited resource for the foreseeable future. We may not be able to hire a sufficient number of highly skilled employees. In addition, the highly competitive labor market may require us to raise salaries faster than we have in the past, and faster than we raise our billing rates.

  We have experienced a high rate of attrition in the past, particularly around the time of our management change. If we continue to experience high rates of attrition, it will be even more difficult to execute our growth strategy.

  We may also be unsuccessful in training, retaining and motivating our employees. If our employees do not achieve the required levels of performance, our ability to manage and staff existing projects and to obtain new projects might suffer.

 We are changing our name.

  We are changing our name to Concero Incorporated. Although we have filed a trademark application for this name, we may be unable to protect our name or prevent others from using our name. Our planned advertisement of the change and promotion of our new brand may fail to reach important segments of our potential customer base, and our marketing campaign may yield little results.

 We may not be able to protect our intellectual property and proprietary rights.

  Our proprietary intellectual property consists of the business processes and software that we develop to assist clients. Our efforts to protect our proprietary rights may not be adequate to deter theft or misuse of our intellectual property. We may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe, misappropriate or copy our trade secrets, proprietary processes, copyrights, trademarks or other proprietary information, we could lose important competitive advantages.

 We could be subject to claims that we infringe the intellectual property rights of others.

  There has been a marked increase in patent and intellectual property litigation in recent months, particularly involving competitors in the technology sector. Although we are not aware that any of our activities infringe the patent or other intellectual property rights of others, we have not sought any formal assurances that this is the case. Other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These claims, even if not true, could result in significant legal and other costs and may distract our management. If we are required to stop using a particular methodology or technology because of an infringement lawsuit, it could become extremely difficult to carry out our business plans.

 We depend on a small number of clients for a significant portion of our revenues.

  In 1999, we derived 51% of our revenue from our five largest clients. Our largest client in 1999 accounted for 26% of our revenue in that year. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

 Our lack of long-term contracts with clients makes our revenues difficult to predict.

  Our clients retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, the size and number of client engagements are difficult to predict, and vary markedly from quarter to quarter. At the same time, our operating expenses are relatively fixed and cannot be reduced on short notice for unanticipated shortfalls in our revenue. This is because our most significant operating expense is employee salaries.

  Moreover, our clients can generally reduce the scope of our services or cancel our engagements without penalty and with little or no notice. If a client postpones, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we might not be able to redeploy our employees quickly to other engagements.

 Some of our client contracts are on a fixed-price basis. If we fail to accurately estimate the resources required for a fixed-price project, our profitability could be harmed.

  During 1997, 1998 and 1999, we generated approximately 20%, 16% and 21%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenues could be harmed and our expenses could increase. We sometimes must revise project plans after beginning a project because we failed to accurately estimate the resources required.

RISKS THAT RELATE TO OUR INDUSTRY

  We are subject to a number of risks that are inherent in the technology industry. We describe some of these below. If any of these risks materializes, our business, financial condition and results of operations could be harmed, and our stock price could fall.

 Our industry is intensely competitive.

  We expect competition to persist and intensify in the future. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully, our business would be seriously harmed. Competition can make it more difficult for us to:

  .  attract and retain customers;

  .  expand our sales and marketing activities;

  . create and maintain the strategic relationships that are vital to success in the Internet and e-business marketplace, and thus develop and acquire knowledge of leading-edge technologies; and

  . recruit and maintain the highly skilled technical staff that our business model demands.

  We compete against numerous companies that offer Internet services, software engineering, systems integration, or management consulting, as well as the consulting divisions of large accounting firms. Because relatively low barriers to entry characterize the market, we expect other companies to enter our market. Some large information technology firms have announced that they will focus more resources on e-business opportunities.

  Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

  Current and potential competitors also have established or may establish cooperative relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, some of our competitors may develop services that are superior to, or have greater market acceptance than, the services that we offer.

 Our success depends on the continued growth and acceptance of advanced technologies.

  Our future success depends heavily on the further widespread use of the Internet as a means for commerce, and consumer and commercial acceptance of eTV and broadband. Despite the large amount of investor and media attention these technologies have received, they are in early stages of development and it is difficult to predict whether or how they will continue to develop. Development of these technologies could be hindered by a number of factors, such as government regulation, taxation, general economic conditions and lack of consumer acceptance. If these new technologies fail to gain widespread acceptance or grow more slowly than expected, our business opportunities will diminish.

RISKS THAT RELATE TO OUR STOCK

  Our stock price is subject to a number of risks. We describe some of these below. If any of these risks materializes, our stock price could fall.

 Our quarterly operating results will vary, which may affect the market price of our common stock in a manner unrelated to our long-term performance.

  Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to vary include:

  .  the number, size and scope of projects in which we are engaged;

  .  the contractual terms and degree of completion of these projects;

  .  any delays incurred in connection with a project;

  .  our success in earning bonuses or other contingent payments;

  .  our employee hiring and utilization rates;

  .  the adequacy of provisions for losses;

  . the accuracy of our estimates of resources required to complete ongoing projects;

  .  customer budget cycles and spending priorities; and

  .  general economic conditions.

  A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number of our projects, in our progress on projects or in our employee utilization rates may cause significant variations in operating results in any particular quarter. Given the possibility of these quarterly fluctuations, we believe that comparisons of our quarterly results are not necessarily meaningful and that results for one quarter should not be relied upon to predict our future performance.

  Nevertheless, any quarterly shortfall in revenue or earnings from expected levels, or other short-term failures to meet the expectations of securities analysts or the market in general, can have an immediate and damaging effect on the market price of our common stock.

 Our common stock may experience extreme price and volume fluctuations.

  The stock market, from time to time, has experienced extreme price and volume fluctuations. The market prices of the securities of Internet and technology companies have been especially volatile, including fluctuations that often are unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the market price of our common stock.

  The market price of our common stock has fluctuated since we became a public company. Our stock price could continue to fluctuate significantly due to a variety of factors, including:

  . public announcements concerning us, our competitors or the technology industry;

  .  fluctuations in our operating results;

  .  introductions of new products or services by us or our competitors;

  .  changes in analysts' revenue or earnings estimates; and

  .  announcements of technological innovations.

  In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. If we were sued in a securities class action, we could incur substantial costs and suffer from a diversion of our management's attention and resources.

ITEM 2. PROPERTIES

  Our executive offices and primary facility are located in Austin, Texas, in a leased facility of approximately 47,400 square feet in two adjacent buildings. This lease expires on December 31, 2003 with respect to both premises and is renewable at the option of the Company for an additional five-year term. The Austin facility is located in the high tech center of Austin near other leading technology firms, and includes sophisticated laboratory, network and server facilities to support our operations and project work on a variety of computing platforms.

  We have approximately 4,500 square feet of office space in San Francisco, California located in the heart of the financial district. PSW has approximately 6,700 square feet of additional office space in Bellevue, Washington, strategically located near Microsoft. This facility primarily provides office and laboratory space for the Company's Windows NT porting center, and also supports sales. We also have approximately 5,300 square feet of office space in Framingham, Massachusetts. In addition, we have offices located in Chicago, New York City, Atlanta, Los Angeles and Dallas.

  Our employees are also located at client sites throughout the United States, including Raleigh, Costa Mesa, and Stamford. Additional office expansion is anticipated in 2000. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if and as needed.

ITEM 3. LEGAL PROCEEDINGS

  We are involved from time to time in routine legal proceedings incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock has traded on the Nasdaq National Market under the symbol "PSWT" since its initial public offering on June 5, 1997. Prior to the initial public offering, there had been no public market for the common stock. The following table sets forth the quarterly high and low sale prices for our common stock as reported by the Nasdaq National Market for the two most recent fiscal years:

                                                                   HIGH   LOW
                                                                  ------ -----
     Fourth quarter of 1999...................................... $25.25 $4.50
     Third quarter of 1999....................................... $ 6.50 $3.56
     Second quarter of 1999...................................... $ 4.25 $2.63
     First quarter of 1999....................................... $ 4.75 $2.50
     Fourth quarter of 1998...................................... $ 4.50 $1.88
     Third quarter of 1998....................................... $ 7.38 $1.94
     Second quarter of 1998...................................... $ 9.63 $5.50
     First quarter of 1998....................................... $15.50 $6.00

  As of February 29, 2000, there were 9,785,163 shares of our Common Stock outstanding held by 58 stockholders of record. We paid a cash dividend to our stockholders of record immediately prior to the completion of the initial public offering in an amount estimated to approximate the 1997 income tax that such stockholders are required to pay on the 1997 taxable income allocated to them as a result of our prior S Corporation status. We currently intend to retain any earnings for the operations and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon our earnings, financial condition, cash requirements, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

  We commenced operations as a corporation effective October 1, 1996. Prior to that date, we conducted our business and operations as the software division of Pencom Systems Incorporated. The selected financial data presented below have been derived from our audited financial statements and those of our predecessor and include the portion of a software contract that had previously been allocated to Pencom. The statements of operations data for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from our financial statements that appear herein. The statements of operations data for the years ended December 31, 1995 and 1996 and the balance sheet data as of December 31, 1995, 1996 and 1997 are derived from our audited financial statements that do not appear herein. The information presented below does not necessarily reflect what our financial condition and results of operations would have been had we operated as a separate, stand-alone company for the periods presented prior to October 1, 1996, nor is it necessarily indicative of future results. The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                             YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                      1995     1996     1997    1998     1999
                                     -------  -------  ------- -------  -------
In thousands, except per share data
STATEMENTS OF OPERATIONS DATA:
Revenue............................. $21,147  $31,274  $44,118 $39,101  $45,823
Operating expenses:
  Technical staff...................  11,193   16,444   22,479  23,440   25,377
  Selling and administrative staff..   3,755    5,622    8,405  10,121    9,034
  Other expenses....................   3,976    5,684    7,979   8,933    9,504
  Special compensation expense......     --     2,193      268      75       16
                                     -------  -------  ------- -------  -------
    Total operating expenses........  18,924   29,943   39,131  42,569   43,931
                                     -------  -------  ------- -------  -------
Income (loss) from operations.......   2,223    1,331    4,987  (3,468)   1,892
Interest income (expense), net......     (84)    (170)     431     946    1,018
                                     -------  -------  ------- -------  -------
Income (loss) before provision
 (benefit) for income taxes.........   2,139    1,161    5,418  (2,522)   2,910
                                     -------  -------  ------- -------  -------
Provision (benefit) for income
 taxes:
  Nonrecurring charge for
   termination of Subchapter S
   election.........................     --       --     1,200     --       --
C corporation taxes.................     --       --     1,000  (1,060)   1,130
                                     -------  -------  ------- -------  -------
Net income (loss)................... $ 2,139  $ 1,161  $ 3,218 $(1,462) $ 1,780
                                     =======  =======  ======= =======  =======
Diluted earnings (loss) per share...                           $ (0.16) $  0.17
                                                               =======  =======
Unaudited pro forma information:
Historical income before provision
 for income taxes................... $ 2,139  $ 1,161  $ 5,418
  Pro forma provision for income
   taxes............................     813      441    1,900
                                     -------  -------  -------
Pro forma net income................ $ 1,326  $   720  $ 3,518
                                     =======  =======  =======
  Pro forma diluted earnings per
   share............................ $  0.20  $  0.11  $  0.41
                                     =======  =======  =======
Shares used in diluted earnings
 (loss) per share calculation.......   6,635    6,689    8,517   9,113   10,501
                                                  DECEMBER 31,
                                     ------------------------------------------
                                      1995     1996     1997    1998     1999
                                     -------  -------  ------- -------  -------
In thousands
BALANCE SHEET DATA:
Working capital..................... $ 2,756  $ 1,648  $28,074 $27,379  $29,260
Total assets........................   4,982   11,943   35,420  33,351   37,816
Total stockholders' equity..........   3,684    3,444   31,859  31,068   33,422

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

OVERVIEW

  We are an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables us to utilize existing and new technologies to provide reliable, flexible and scalable e-business solutions. Our alliances with leading Internet and interactive television technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy e-business solutions that enhance their competitive positions.

  In late 1998, we hired our current chief executive officer and began building our current management team. In 1999, this team redefined our focus from providing primarily software development services to providing primarily e-business solutions. We also began to develop alliance relationships with leading providers of e-business technologies. We believe this allows us to leverage our strengths and experience, in addition to expertise developed providing services to our alliance partners, to offer our clients high value strategic e-business solutions. We have restructured our line operations geographically into three areas: East, Central and West. We intend to broaden our management team in 2000 to further drive our service offerings aggressively throughout the United States. Each area is supported by our national eStrategy, eSolutions, ePerformance and eTV and Broadband practices to ensure that our service offerings incorporate the newest technologies and to facilitate knowledge capture and transfer throughout the company. See "Business" for a more comprehensive discussion.

  Given our shift in strategy, our results of operations prior to 1999 do not necessarily reflect our current business. The shift resulted in an improvement in our average hourly bill rate from the fourth quarter of 1998 to the fourth quarter of 1999. As we focus on strategic engagements, our technical staff should be able to command higher billing rates than they could have when providing software development services. However, our utilization rates trended lower in 1999 from historical levels primarily because of the higher technical staff hours devoted to training and to selling e-business solutions. In the future, the shorter time frames of these engagements mean that our technical staff may spend more time focusing on marketing and training activities between projects. Nonetheless, overall revenue per billable headcount improved from the fourth quarter of 1998 to the fourth quarter of 1999. Although the net effect for us in 1999 was positive, we cannot be sure that this will continue in future periods.

  We are changing our name to Concero and launching a national branding campaign. We have engaged a national branding agency and a public relations firm to assist with the launch of our branding campaign and other on-going awareness activities. We believe that our name change and related advertising and promotional activities will enable us to communicate our capabilities as an e-business solutions provider to prospective clients and employees. Moreover, we intend to pursue acquisitions that provide access to complementary skills or provide additional talented professionals, allow us to expand our geographic presence or increase our client base.

REVENUE

  We derive our revenues from fees for services that are generated on an engagement-by-engagement basis. In 1999, we derived approximately 79% of revenues from time and materials contracts. We recognize revenues generated under time and materials contracts as the services are provided. For fixed price contracts, which accounted for the balance of our 1999 revenues, we recognize revenues using the percentage-of-completion method. Using this method, we recognize revenue proportionate to the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor for completion. Revenues exclude expenses reimbursed by clients. Software licensing fees do not constitute a material portion of our revenue base.

  Our largest client, IBM, accounted for 35% and 26% of revenue in 1998 and 1999, respectively. Our work for IBM decreased to 20% of revenue in the fourth quarter of 1999 and is expected to decline further in 2000. The IBM revenue is with three different IBM organizations, IBM, Tivoli and Lotus.

EXPENSES

  Our technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client engagement. We expect that our technical staff expenses will increase over time due to increased hiring, inflation and wage increases resulting from the highly competitive labor market.

  Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel, and all commissions and bonuses whether paid to technical or administrative staff. We expect selling and administrative staff expenses to increase in absolute dollars as our business increases to support the growth in our revenues and technical staff.

  Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. We expect other expenses to increase in absolute dollars as we increase our recruiting efforts, open new offices, continue branding initiatives, and incur additional costs related to the growth of our business.

RESULTS OF OPERATIONS

  The following table sets forth the percentage of revenue of certain items included in our statements of income for the periods indicated:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              -----------------
                                                              1997  1998   1999
                                                              ----  ----   ----
Revenue......................................................  100%  100%   100%
Operating expenses:
 Technical staff.............................................   51    60     55
 Selling and administrative staff............................   19    26     20
 Other expenses..............................................   18    23     21
 Special compensation expense................................    1   --     --
                                                              ----  ----   ----
  Total operating expenses...................................   89   109     96
                                                              ----  ----   ----
Income (loss) from operations................................   11    (9)     4
Interest income (expense), net...............................    1     2      2
Provision (benefit) for income taxes.........................    4    (3)     2
                                                              ----  ----   ----
Net income (loss)............................................    8%   (4)%    4%
                                                              ====  ====   ====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

  Revenue. Our revenue was $45.8 million in 1999, up 17% from 1998 revenue of $39.1 million, principally due to the improvement in our average hourly bill rate. This improvement in our average hourly bill rate resulted from our shift from performing primarily software development support services to developing strategic e-business and eTV solutions. This was partially offset by a decrease in our average technical personnel utilization rate.

  IBM, including its wholly owned subsidiaries, Tivoli and Lotus, accounted for 26% and 35% of revenue in 1999 and 1998, respectively. No other customer accounted for more than 10% of revenue in 1999 or 1998.

  Technical Staff. Technical staff expenses were $25.4 million in 1999, an increase of 8% over 1998 technical staff expenses of $23.4 million. Technical staff expenses decreased to 55% of revenue in 1999 from 60% in 1998 primarily as a result of higher revenues offset slightly by an increase in average salaries.

  Selling and Administrative Staff. Selling and administrative staff expenses were $9.0 million in 1999, a decrease of 11% from $10.1 million in 1998. The decrease in selling and administrative staff expenses was primarily due to higher efficiency as a result of the restructuring that aligned sales and marketing with service delivery. This resulted in a decreased headcount assigned to sales and proposal development. Selling and administrative staff expenses decreased to 20% of revenue in 1999 from 26% of revenue in 1998. The decrease in selling and administrative staff expenses as a percentage of revenue is due primarily to the increase in revenues and the increased efficiencies described above.

  Other Expenses. Other expenses were $9.5 million in 1999, an increase of 6% over other expenses of $8.9 million in 1998. The increase is principally due to facility additions, and higher recruiting, training, legal and travel costs. Other expenses were 21% of revenue in 1999 compared to 23% in 1998.

  Income (Loss) from Operations. We recorded income from operations of $1.9 million in 1999, up from a loss of $3.5 million from operations in 1998.

  Income Taxes. The provision for income taxes of $1,130,000 attributable to December 31, 1999 is computed using an effective tax rate of 39%, which differs from the federal statutory rate of 34% as a result of state taxes. The tax benefit for income taxes of $1,060,000 attributable to December 31, 1998 is computed using an effective tax rate of 42% which differs from the federal statutory rate of 34% as a result of state taxes and tax-exempt income. The 1998 net operating loss was carried back to 1997 and was fully utilized.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

  Revenue. Revenue was $39.1 million in 1998, down 11% from 1997 revenue of $44.1 million, principally due to the decrease in services we performed for IBM and a decrease in technology user revenue during 1998.

  IBM, including its wholly owned subsidiaries, accounted for 35% and 39% of revenue in 1998 and 1997, respectively. No other customer accounted for more than 10% of revenue in 1998 or 1997.

  Technical Staff. Technical staff expenses were $23.4 million in 1998, an increase of 4% over 1997 technical staff expenses of $22.5 million. The increase in technical staff expenses was primarily due to our overestimating the number of personnel required for client engagements.

  Selling and Administrative Staff. Selling and administrative staff expenses were $10.1 million in 1998, an increase of 20% from $8.4 million in 1997. The increase in selling and administrative staff expenses was primarily due to an increase in the number of sales and marketing personnel in 1998.

  Other Expenses. Other expenses were $8.9 million in 1998, an increase of 12% over other expenses of $8.0 million in 1997. The increase is principally due to facility additions, travel and bad debt expenses and severance costs.

  Income (Loss) from Operations. We recorded a loss from operations of $3.5 million in 1998, down from $5.0 million of income from operations in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Our operating activities provided cash of $1.7 million and $3.1 million in 1999 and 1997, respectively. Our operating activities used cash of $1.7 million in 1998. Total repayments of borrowings were $5.1 million in 1997. We purchased approximately $2.1 million, $1.8 million and $2.6 million of computer and office equipment in 1999, 1998 and 1997, respectively. At December 31, 1999, we had cash and cash equivalents and short-term investments totaling $20.3 million.

  At December 31, 1999, we did not have any material commitments for capital expenditures. We have budgeted approximately $4 million for capital expenditures for fiscal 2000. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

  The number of days of revenue in our accounts receivable balance fluctuated from 65 days to 84 days during 1999 and was 84 days at December 31, 1999. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

  We anticipate that our existing cash and cash equivalents balances, proceeds from this offering and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at our facilities.

  We currently do not maintain any committed credit facilities. We cannot assure you that commercial credit, if necessary, will be available to us on favorable terms, or at all.

YEAR 2000 COMPLIANCE

  Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately distinguish pre-2000 from post-2000 dates due to the two-digit date fields used by many systems. Most indications to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished leading up to 2000 was effective to prevent any problems. Computer experts have warned that there may still be residual consequences of the change in dates. Any of these residual difficulties could result in a decrease in sales of our services, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to Year 2000 problems. We have experienced no significant Year 2000 problems or incurred any material costs related to Year 2000 issues. Furthermore, we do not expect any material expenditures related to residual Year 2000 difficulties and thus have no contingency plan to address any Year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We do not use derivative financial instruments in its non-trading investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified by the our investment policy.

  We are exposed to cash flow and fair value risk from changes in interest rates, which may affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through ongoing evaluation of our investment portfolio. We do not use financial instruments for trading or other speculative purposes.

  The table below provides information about our non-trading investment portfolio. For investment securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

                                   INVESTMENTS
                                    MATURING       WEIGHTED       FAIR VALUE
                                     BEFORE         AVERAGE           AT
                                  DECEMBER 31,     INTEREST      DECEMBER 31,
AT DECEMBER 31, 1999                  2000           RATE            1999
--------------------              -------------    ----------    -------------
                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
Money market funds...............   $       2,292          5.58%   $       2,292
Corporate issues.................          15,857          5.89%          15,857
                                    -------------    ----------    -------------
                                    $      18,149          5.85%   $      18,149
                                    =============    ==========    =============
                                   INVESTMENTS     WEIGHTED       FAIR VALUE
                                    MATURING        AVERAGE           AT
                                     DURING        INTEREST      DECEMBER 31,
AT DECEMBER 31, 1998                  1999           RATE            1998
--------------------              -------------    ----------    -------------
                                  (IN THOUSANDS, EXCEPT INTEREST RATES)
Money market funds...............   $       1,571          4.70%   $       1,571
Government issues................           2,723          4.79%           2,710
Corporate issues.................          13,411          5.42%          13,234
Commercial paper.................           1,635          5.14%           1,621
                                    -------------    ----------    -------------
                                    $      19,340          5.25%   $      19,136
                                    =============    ==========    =============

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             PSW TECHNOLOGIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Auditors...........................................  F-2

Balance Sheets as of December 31, 1998 and 1999..........................  F-3

Statements of Operations for the years ended December 31, 1997, 1998 and
 1999....................................................................  F-4

Statements of Stockholders' Equity for the years ended December 31, 1997,
 1998 and 1999...........................................................  F-5

Statements of Cash Flows for the years ended December 31, 1997, 1998 and
 1999....................................................................  F-6

Notes to Financial Statements............................................  F-7

                        REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
of PSW Technologies, Inc.

  We have audited the accompanying balance sheets of PSW Technologies, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PSW Technologies, Inc. at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Austin, Texas
January 14, 2000

                             PSW TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                         DECEMBER 31,
                                                          1998     1999
                                                         -------  -------
                                                         (IN THOUSANDS,
                                                          EXCEPT SHARE
                                                          AND PER SHARE
                                                              DATA)
ASSETS
Current assets:
  Cash.................................................. $ 1,167  $ 2,108
  Short-term investments................................  19,136   18,149
  Accounts receivable, net of allowance for doubtful
   accounts of $260 and $380 in 1998 and 1999,
   respectively.........................................   6,171   10,840
  Unbilled revenue under customer contracts.............   1,070    1,150
  Income tax receivable.................................     896      --
  Net current deferred income taxes.....................     334      447
  Prepaid expenses and other current assets.............     572      445
                                                         -------  -------
    Total current assets................................  29,346   33,139
Property and equipment, net.............................   4,005    4,677
                                                         -------  -------
Total assets............................................ $33,351  $37,816
                                                         =======  =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade payables........................................ $   460  $   925
  Accrued expenses and other current liabilities........   1,507    2,954
                                                         -------  -------
    Total current liabilities...........................   1,967    3,879
Net deferred income taxes...............................     316      515
Stockholders' equity:
Preferred stock, par value $.01 per share, 1,000,000
 shares authorized and none issued and outstanding......     --       --
Common stock, par value $.01 per share, 34,000,000
 shares authorized, 9,293,866 and 9,666,535 shares is-
 sued and outstanding at December 31, 1998 and 1999, re-
 spectively.............................................      93       97
Additional paid-in capital..............................  29,995   30,491
Deferred compensation...................................     (44)     --
Accumulated other comprehensive income..................     (69)     (39)
Retained earnings.......................................   1,093    2,873
                                                         -------  -------
    Total stockholders' equity..........................  31,068   33,422
                                                         -------  -------
Total liabilities and stockholders' equity.............. $33,351  $37,816
                                                         =======  =======

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31,
                                               ------------------------
                                                1997    1998     1999
                                               ------- -------  -------
                                                (IN THOUSANDS, EXCEPT
                                                   PER SHARE DATA)
Revenue....................................... $44,118 $39,101  $45,823
Operating expenses:
  Technical staff.............................  22,479  23,440   25,377
  Selling and administrative staff............   8,405  10,121    9,034
  Other expenses..............................   7,979   8,933    9,504
  Special compensation expense................     268      75       16
                                               ------- -------  -------
Total operating expenses......................  39,131  42,569   43,931
                                               ------- -------  -------
Income (loss) from operations.................   4,987  (3,468)   1,892
Interest income (expense), net................     431     946    1,018
                                               ------- -------  -------
Income (loss) before provision (benefit) for
 income taxes.................................   5,418  (2,522)   2,910
                                               ------- -------  -------
Provision (benefit) for income taxes:
  Nonrecurring charge for termination of
   Subchapter S election......................   1,200     --       --
  C Corporation...............................   1,000  (1,060)   1,130
                                               ------- -------  -------
Total provision (benefit) for income taxes....   2,200  (1,060)   1,130
                                               ------- -------  -------
Net income (loss)............................. $ 3,218 $(1,462) $ 1,780
                                               ======= =======  =======
Basic earnings (loss) per share...............         $ (0.16) $  0.19
                                                       =======  =======
Diluted earnings (loss) per share.............         $ (0.16) $  0.17
                                                       =======  =======
Unaudited pro forma information:
  Historical income before provision for
   income taxes............................... $ 5,418
  Pro forma provision for income taxes........   1,900
                                               =======
  Pro forma net income........................ $ 3,518
                                               =======
  Pro forma basic earnings per share.......... $  0.48
                                               =======
  Pro forma diluted earnings per share........ $  0.41
                                               =======
  Shares used in basic earnings (loss) per
   share calculation..........................   7,384   9,113    9,452
                                               ======= =======  =======
  Shares used in diluted earnings (loss) per
   share calculation..........................   8,517   9,113   10,501
                                               ======= =======  =======

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 OTHER
                            COMMON STOCK                                        COMPRE-   TOTAL
                          $0.01 PAR VALUE   ADDITIONAL                          HENSIVE   STOCK-
                          -----------------  PAID-IN      DEFERRED    RETAINED  INCOME   HOLDERS'
                           SHARES   AMOUNTS  CAPITAL    COMPENSATION  EARNINGS  (LOSS)    EQUITY
                          --------- ------- ----------  ------------  --------  -------  --------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Balance at December 31,
 1996...................  5,538,463    $ 55    $ 4,187         $(641)   $ (157)    $--    $ 3,444
 Issuance of common
  stock, net of issuance
  costs of $3,816.......  3,285,500      33     25,698           --        --       --     25,731
 Employee stock purchase
  plan issuance of
  stock.................     53,732       1        410           --        --       --        411
 Exercise of stock
  options...............     83,240       1         31           --        --       --         32
 Reclassification upon
  termination of S
  Corporation status....        --      --        (894)          --        894      --        --
 Tax benefit related to
  stock option
  exercises.............        --      --         182           --        --       --        182
 Forfeiture of stock
  options...............        --      --        (130)          130       --       --        --
 Dividend...............        --      --         --            --     (1,400)     --     (1,400)
 Amortization of
  deferred
  compensation..........        --      --         --            268       --       --        268
 Comprehensive Income:..
 Net income.............        --      --         --            --      3,218      --      3,218
 Net unrealized loss on
  investments...........        --      --         --            --        --       (27)      (27)
                                                                                         --------
 Comprehensive income...        --      --         --            --        --       --      3,191
                          --------- ------- ----------  ------------  --------  -------  --------
Balance at December 31,
 1997...................  8,960,935      90     29,484          (243)    2,555      (27)   31,859
 Employee stock purchase
  plan issuance of
  stock.................     93,747       2        417           --        --       --        419
 Exercise of stock
  options and warrants..    239,184       1         63           --        --       --         64
 Tax benefit related to
  stock option
  exercises.............        --      --         155           --        --       --        155
 Forfeiture of stock
  options...............        --      --        (124)          124       --       --        --
 Amortization of
  deferred
  compensation..........        --      --         --             75       --       --         75
 Comprehensive income:..
 Net loss...............        --      --         --            --     (1,462)     --     (1,462)
 Net unrealized loss on
  investments...........        --      --         --            --        --       (42)      (42)
                                                                                         --------
 Comprehensive income...        --      --         --            --        --       --     (1,504)
                          --------- ------- ----------  ------------  --------  -------  --------
BALANCE AT DECEMBER 31,
 1998...................  9,293,866      93     29,995           (44)    1,093      (69)   31,068
 Employee stock purchase
  plan issuance of
  stock.................     70,045       1        180           --        --       --        181
 Exercise of stock
  options and warrants..    302,624       3        153           --        --       --        156
 Tax benefit related to
  stock option
  exercises.............        --      --         191           --        --       --        191
 Forfeiture of stock
  options...............        --      --         (28)           28       --       --        --
 Amortization of
  deferred
  compensation..........        --      --         --             16       --       --         16
 Comprehensive income:..
 Net income.............        --      --         --            --      1,780      --      1,780
 Net unrealized gain on
  investments...........        --      --         --            --        --        30        30
                                                                                         --------
 Comprehensive income...        --      --         --            --        --       --      1,810
                          --------- ------- ----------  ------------  --------  -------  --------
BALANCE AT DECEMBER 31,
 1999...................  9,666,535    $ 97    $30,491         $ --     $2,873     $(39)  $33,422
                          ========= ======= ==========  ============  ========  =======  ========

                            See accompanying notes.

                             PSW TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1998     1999
                                                    --------  -------  -------
OPERATING ACTIVITIES
Net income (loss).................................  $  3,218  $(1,462) $ 1,780
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Special compensation............................       268       75       16
  Depreciation and amortization...................       825    1,100    1,363
  Bad debt expense, net of recoveries.............        45      249       48
Changes in operating assets and liabilities:
  Accounts receivable.............................    (1,367)   1,009   (4,717)
  Due from related party..........................      (258)     --       --
  Unbilled revenue under customer contracts.......      (174)    (652)     (80)
  Prepaid expenses and other current assets.......      (157)    (135)     127
  Trade payables..................................      (420)     (24)     465
  Accrued expenses and other current liabilities..       492     (615)   1,463
  Income taxes....................................       629   (1,206)   1,269
                                                    --------  -------  -------
Net cash provided by (used in) operating
 activities.......................................     3,101   (1,661)   1,734
                                                    --------  -------  -------
INVESTING ACTIVITIES
Purchase of short-term investments, net...........   (22,497)     --       --
Proceeds from sale of short-term investments,
 net..............................................       --     3,292    1,017
Acquisition of property and equipment.............    (2,646)  (1,782)  (2,147)
                                                    --------  -------  -------
Net cash provided by (used in) investing
 activities.......................................   (25,143)   1,510   (1,130)
                                                    --------  -------  -------
FINANCING ACTIVITIES
Proceeds from (repayments on) line of credit,
 net..............................................    (5,125)     --       --
Proceeds from issuance of common stock, net of is-
 suance costs.....................................    26,220      483      337
Dividend paid to S corporation stockholders.......    (1,400)     --       --
                                                    --------  -------  -------
Net cash provided by financing activities.........    19,695      483      337
                                                    --------  -------  -------
Net increase (decrease) in cash...................    (2,347)     332      941
Cash, beginning of year...........................     3,182      835    1,167
                                                    --------  -------  -------
Cash, end of year.................................  $    835  $ 1,167  $ 2,108
                                                    ========  =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.....................................  $    137  $    20  $    10
Income taxes paid.................................  $  1,571  $   148  $   637
Income taxes recovered............................  $    --   $   --   $   776
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Unrealized gain (loss) on investments.............  $    (27) $   (42) $    30
Reduction of income taxes payable associated with
 the exercise of stock options....................  $    182  $   155  $   191
Write-off of fully depreciated property and equip-
 ment.............................................  $    --   $   --   $   112

                            See accompanying notes.

                            PSW TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF BUSINESS


  We are an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables us to utilize existing and new technologies to provide reliable, flexible and scalable e- business solutions. Our alliances with leading Internet and interactive television technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy e-business solutions that enhance their competitive positions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates to complete contracts, that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                            PSW TECHNOLOGIES, INC.

COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

  The Company has capitalized certain internal costs related to the implementation of computer software obtained for internal use in compliance with the Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Public Accountants. Internal-use software is capitalized at cost and amortized, when ready for its intended use, over the estimated useful life, generally three years.

DEPRECIATION AND AMORTIZATION

  Depreciation and amortization are computed based on the cost of the related assets, using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the term of the related lease or estimated life of the leasehold improvements, whichever is shorter.

ADVERTISING EXPENSE

  The Company expenses advertising costs when incurred. Total advertising expense amounted to approximately $175,000, $50,000 and $45,000 in 1997, 1998 and 1999, respectively.

STOCK-BASED COMPENSATION

  FASB Statement No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees.

INCOME TAXES

  Upon formation, in August 1996, the Company elected to be treated as a Subchapter S corporation, under the Internal Revenue Code of 1986 as amended, whereby federal income taxes are the responsibility of the individual stockholders. Accordingly, the Company did not provide for federal income taxes. With the closing of the Company's initial public offering in 1997, the Company's Subchapter S status was terminated and the Company became subject to federal corporate income taxes.

  In accordance with Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, deferred income taxes were provided for all temporary differences existing at the date of the Company's termination of its Subchapter S status. This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                            PSW TECHNOLOGIES, INC.

EARNINGS PER SHARE

  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       1997(A)  1998     1999
                                                       ------- -------  -------
   Numerator:
     Net income (loss)...............................   $3,518 $(1,462) $ 1,780
                                                       ======= =======  =======
   Denominator:
     Shares used in basic earnings (loss) per share
      calculation....................................    7,384   9,113    9,452
     Effect of dilutive securities:
       Employee stock options........................      627     --       634
       Warrants......................................      506     --       415
                                                       ------- -------  -------
     Shares used in diluted earnings (loss) per share
      calculation....................................    8,517   9,113   10,501
                                                       ======= =======  =======
   Basic earnings (loss) per share...................   $ 0.48 $ (0.16) $  0.19
                                                       ======= =======  =======
   Diluted earnings (loss) per share.................   $ 0.41 $ (0.16) $  0.17
                                                       ======= =======  =======

--------
(a) Net income and earnings per share amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes.

  Options to purchase 1.74 million shares of Common Stock at an average exercise price of $2.73 per share and warrants to purchase 505,654 shares of Common Stock at an exercise price of $0.04 per share were outstanding at December 31, 1998, but were not included in the computation of diluted net loss per share as its effect would be anti-dilutive.

PRO FORMA EARNINGS PER SHARE

  The unaudited pro forma adjustment on the statement of operations for the year ended December 31, 1997 reflects an adjustment to record a provision for income taxes as if the Company had not been an S corporation.

SEGMENT INFORMATION

  The Company identifies its operating segments based on geographical location supported by national practices. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has aggregated its operating segments for reporting purposes as it operates in a single business segment providing eBusiness professional services.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, which is effective for fiscal years beginning after June 15, 2000. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's financial statements for the year ending December 31, 2001. Management believes that this statement will not have a material impact on the Company's financial position or results of operations.

  In March 1999, the FASB issued an exposure draft entitled "Accounting for Certain Transactions involving Stock Compensation," which is a proposed interpretation of APB Opinion No. 25. However, the exposure draft

                            PSW TECHNOLOGIES, INC.

has not been finalized. Once finalized and issued, the current accounting practices for transactions involving stock compensation may need to change and such changes could affect the Company's future operating results.

RECLASSIFICATIONS

  Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

3. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                            AS OF DECEMBER 31,
                                                            -------------------
                                                              1998      1999
                                                            --------- ---------
   Furniture and fixtures.................................. $   1,243 $   1,322
   Computer equipment......................................     3,440     4,078
   Computer software.......................................       860     1,725
   Leasehold improvements..................................       460       632
                                                            --------- ---------
                                                                6,003     7,757
   Less accumulated depreciation and amortization..........     1,998     3,080
                                                            --------- ---------
                                                            $   4,005 $   4,677
                                                            ========= =========

4. SHORT-TERM INVESTMENTS

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

  Information related to the Company's short-term investments at December 31, 1998 and 1999 are as follows (in thousands):

                                         AMORTIZED UNREALIZED UNREALIZED MARKET
                                           COST      GAINS      LOSSES    VALUE
                                         --------- ---------- ---------- -------
   DECEMBER 31, 1998
   Money market funds...................   $ 1,571       $--        $--  $ 1,571
   Government issues....................     2,714        --           4   2,710
   Corporate issues.....................    13,294          4         64  13,234
   Commercial paper.....................     1,626        --           5   1,621
                                         --------- ---------- ---------- -------
                                           $19,205       $  4       $ 73 $19,136
                                         ========= ========== ========== =======
                                         AMORTIZED UNREALIZED UNREALIZED MARKET
                                           COST      GAINS      LOSSES    VALUE
                                         --------- ---------- ---------- -------
   DECEMBER 31, 1999
   Money market funds...................   $ 2,292       $--        $--  $ 2,292
   Corporate issues.....................    15,896          3         42  15,857
                                         --------- ---------- ---------- -------
                                           $18,188       $  3       $ 42 $18,149
                                         ========= ========== ========== =======

                            PSW TECHNOLOGIES, INC.

  Gross gains and gross losses on the sale of investments were not significant in 1998 and 1999. Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months. As of December 31, 1999, the Company's debt securities all have contractual maturities of less than one year.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

  Prepaid expenses and other current assets consist of the following (in thousands):

                                                                        AS OF
                                                                      DECEMBER
                                                                         31,
                                                                      ---------
                                                                      1998 1999
                                                                      ---- ----
   Prepaid expenses.................................................. $328 $354
   Travel and payroll advances.......................................    3   49
   Other current assets..............................................  241   42
                                                                      ---- ----
                                                                      $572 $445
                                                                      ==== ====

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

  Accrued expenses and other current liabilities consist of the following (in thousands):

                                                                      AS OF
                                                                  DECEMBER 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Accrued vacation.............................................. $  320 $  370
   Accrued bonuses...............................................    141    837
   Payroll and other taxes payable...............................    124    201
   Other accrued expenses and current liabilities................    922  1,546
                                                                  ------ ------
                                                                  $1,507 $2,954
                                                                  ====== ======

7. SIGNIFICANT CUSTOMERS

  One customer and two of its wholly-owned subsidiaries accounted for approximately 39%, 35% and 26% of total revenue for the years ended December 31, 1997, 1998 and 1999, respectively. This customer accounted for approximately 9% of accounts receivable at December 31, 1999. No other customer accounted for more than 10% of revenue in 1997, 1998 or 1999.

8. STOCKHOLDERS' EQUITY AND EMPLOYEE BENEFIT PLANS

  On February 3, 1997, the Company's Board of Directors approved (a) an 8-for-13 reverse stock split, which was effected on April 2, 1997, (b) an increase in the Company's authorized common stock from 11,250,000 to 34,000,000 shares and (c) an authorization of 1,000,000 shares of preferred stock of $.01 par value. All common and preferred stock information has been adjusted to reflect the stock split as if such split had taken place at the beginning of the periods presented.

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

                            PSW TECHNOLOGIES, INC.

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

  As discussed in Note 11, the Company's S corporation status was terminated immediately upon completion of its initial public offering. Additionally, the Company was required to change its method of tax accounting from the cash to accrual method. During 1997, the Company declared and paid a dividend of $1.4 million to the stockholders of the Company prior to the termination of the S corporation status to pay the income taxes for the 1997 taxable earnings of the Company allocated to them. The dividend payment was an estimate based upon numerous assumptions, including taxable income attributable to the conversion from the cash to the accrual method of accounting upon the termination of the Company's S corporation status.

  In September 1998, the Company's Board of Directors authorized the repricing of options to purchase 737,495 shares of Common Stock effective as of the close of business on September 29, 1998 to the then fair market value of $1.94 per share. Under the terms of the repricing, the repriced options shall become exercisable in four successive equal annual installments from the September 29, 1998 grant date. The repriced options have a maximum term of ten years measured from this date of grant. The Chief Executive Officer did not participate in the repricing.

  At December 31, 1999, the Company has reserved 333,271 shares of Common Stock for issuance in connection with warrants outstanding and 2,947,000 shares of Common Stock for issuance under the Company's stock purchase and stock option plans.

STOCK OPTION PLAN

  Effective October 1, 1996, the Company's Board of Directors and stockholders approved and adopted the PSW Technologies, Inc. 1996 Stock Option/ Stock Issuance Plan (the "1996 Plan"). The aggregate number of shares issuable under the 1996 Plan has been increased to 3,215,000 shares of the Company's common stock for issuance to employees, directors and consultants of the Company. Incentive stock options as defined in Section 422A of the Internal Revenue Code of 1986 and nonqualified stock options may be issued under the 1996 Plan. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the 1996 Plan generally vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years after the date of grant. Certain of these options are subject to acceleration clauses.

  Pursuant to the organization of the Company and the contribution of net assets of the Software Division, the Company granted replacement options for shares of its common stock under the 1996 Plan to its employees who participated in the Pencom Option Plan and the Pencom Option Plan was terminated. The replacement options were granted for the same number of shares and at the same exercise price as those options granted to the employees under the Pencom Option Plan. The grant date determining vesting was the original grant date under the Pencom Option Plan. Under APB No. 25, the difference between the estimated fair market value of the Company's common stock and the options' exercise prices on the date of issuance was determined to be approximately $2,179,000. This charge is being amortized for financial reporting purposes over the vesting period of the options and the amount recognized as expense during the years ended December 31, 1997, 1998 and 1999 amounting to approximately $268,000, $75,000 and $16,000, respectively, is included in special compensation expense. A deferred tax benefit is recorded for the amortized compensation expense.

                            PSW TECHNOLOGIES, INC.

  The following table summarizes stock option activity under the 1996 Plan:

                                         RANGE OF EXERCISE PRICES
                          ---------------------------------------------------------
                             $0.04-$2.65        $2.75-$9.00        $10.25-$20.00           TOTAL
                          ------------------ ------------------- ------------------ --------------------
                                    WEIGHTED            WEIGHTED           WEIGHTED             WEIGHTED
                           NUMBER   AVERAGE             AVERAGE   NUMBER   AVERAGE              AVERAGE
                             OF     EXERCISE NUMBER OF  EXERCISE    OF     EXERCISE NUMBER OF   EXERCISE
                           SHARES    PRICE    SHARES     PRICE    SHARES    PRICE     SHARES     PRICE
                          --------  -------- ---------  -------- --------  -------- ----------  --------
Balance at December 31,
 1997...................   506,572   $0.43     717,757   $6.16    175,801   $12.35   1,400,130   $4.86
Granted during the year
 (a)....................   780,745    1.96     983,082    4.77     12,800    11.15   1,776,627    3.59
Exercised during the
 year...................  (229,452)   0.11      (7,732)   4.98        --       --     (237,184)   0.27
Cancelled during the
 year (a)...............   (72,896)   1.50    (963,760)   6.40   (163,665)   12.31  (1,200,321)   6.90
                          --------   -----   ---------   -----   --------   ------  ----------   -----
Balance at December 31,
 1998...................   984,969    1.63     729,347    3.98     24,936    11.76   1,739,252    2.73
Granted during the
 year...................    71,603    2.63   1,173,662    3.83    220,500    14.06   1,465,765    5.32
Exercised during the
 year...................  (120,560)   0.86      (9,666)   4.79        --       --     (130,226)   1.15
Cancelled during the
 year...................  (365,838)   1.96    (164,722)   3.98        --       --     (530,560)   2.59
Balance at December 31,
 1999...................   570,174   $1.71   1,728,621   $3.88    245,436   $13.88   2,544,231   $4.34
                          ========   =====   =========   =====   ========   ======  ==========   =====
Exercisable at December
 31, 1997...............   380,883   $0.20     130,693   $4.19      4,723   $13.08     516,299   $1.33
                          ========   =====   =========   =====   ========   ======  ==========   =====
Exercisable at December
 31, 1998...............   203,536   $0.46     149,093   $4.55     17,994   $11.75     370,623   $2.65
                          ========   =====   =========   =====   ========   ======  ==========   =====
Exercisable at December
 31, 1999...............   258,421   $1.43     337,293   $4.06     19,036   $11.87     614,750   $3.20
                          ========   =====   =========   =====   ========   ======  ==========   =====
Weighted average fair
 value of options
 granted during 1999....             $2.63               $3.83              $14.06               $5.32
                                     =====               =====              ======               =====
Weighted average remain-
 ing contractual life in
 years, at December 31,
 1999...................              7.89                8.83                9.78                8.71
                                     =====               =====              ======               =====

--------
(a) Amount includes 737,495 shares pertaining to options repriced in September 1998.

WARRANTS

  In connection with the spin-off of the Company from Pencom in October 1996, the Company issued 5,538,463 shares of common stock and warrants to purchase an aggregate of 507,669 shares of common stock at an exercise price of $0.04 per share. As of December 31, 1999, there were 333,271 warrants outstanding. The warrants may be exercised in whole or in part, at any time prior to October 1, 2006. In exchange for the shares and warrants issued, PSW received an assignment of a 26.67% interest in the proceeds to be received from the accounts receivable as of September 30, 1996 and substantially all the other assets and liabilities.

EMPLOYEE STOCK PURCHASE PLAN

  On February 3, 1997, the Board of Directors adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan") that allows eligible employees to purchase shares of Common Stock, at semi-annual intervals,

                            PSW TECHNOLOGIES, INC.

through periodic payroll deductions under the Purchase Plan. A reserve of 400,000 shares of common stock has been established for this purpose. The stockholders of the Company approved the Purchase Plan on March 17, 1997.

  The Purchase Plan incorporates a series of successive offering periods, each generally with a duration of six months. The initial purchase period began on the date of the initial public offering and ended on October 31, 1997. Thereafter, purchase periods begin on the first business day in November and May of each year and end on the last business day of April and October, respectively. Shares of Common Stock are purchased for each participant at the end of each purchase period. The Company sold 53,732, 93,747 and 70,045 shares of Common Stock to employees through the Purchase Plan in 1997, 1998 and 1999, respectively.

  Payroll deductions may not exceed 15% of base salary for each purchase period and each employee's purchases are limited to 500 shares per purchase period. The purchase price per share is eighty-five percent of the lower of
(a) the fair market value of the Common Stock on the start date of the purchase period or (b) the fair market value at the end of the semi-annual purchase period. The Purchase Plan will terminate on the last business day of April, 2007.

EMPLOYEE RETIREMENT PLAN

  The Company maintains a defined contribution plan (the "Plan") pursuant to
Section 401(k) of the Internal Revenue Code for employees who are at least 21 years of age. Eligible employees can elect to reduce their current compensation up to the statutory prescribed limit and have the amount of such reduction contributed to the Plan. The Plan also allows for the Company to make contributions on behalf of eligible employees. The Company contributed approximately $132,000 and $180,000 to the Plan in 1998 and 1999, respectively. No contributions were made to the Plan in 1997 by PSW.

                             PRO FORMA INFORMATION

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for option grants under the 1996 Plan and purchases of Common Stock under the Purchase Plan using the fair value method of that Statement. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                     1997     1998     1999
                                                    OPTION   OPTION   OPTION
   ASSUMPTION                                       GRANTS   GRANTS   GRANTS
   ----------                                       -------  -------  -------
   Risk-free interest rate.........................    6.34%    6.00%    6.00%
   Dividend yield..................................       0%       0%       0%
   Volatility factor of the market price of the
    Company's common stock.........................   0.521    0.771     1.14
   Average life.................................... 6 years  6 years  6 years

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     ------- --------  -------
   Pro forma stock-based compensation expense....... $ 1,074 $  2,175  $ 2,986
   Pro forma net income (loss)...................... $ 2,693 $ (4,697) $   (41)
   Pro forma basic earnings (loss) per share........ $  0.36 $  (0.52) $     0
   Pro forma diluted earnings (loss) per share...... $  0.32 $  (0.52) $     0

                            PSW TECHNOLOGIES, INC.

9. RELATED PARTY TRANSACTIONS

  The Company utilizes non-exclusive recruiting services provided by Pencom. Two of Pencom's majority shareholders and its chief financial officer are members of the Board of the Company (one of whom is the chairman of the Board). Management believes that the terms and fees paid in connection with such recruiting services are comparable to agreements maintained by the Company with other unrelated recruiting firms and will continue to use these recruiting services on a non-exclusive basis pursuant to an agreement entered into with Pencom. In addition, certain expenses were allocated by Pencom to the Company in 1997. Management believes that the allocations were reasonable. Services provided and rental expenses allocated to PSW were as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------- -------- -------
   Services performed by related party:
   Recruiting services.............................. $     60 $    --   $    53
   Contracted technical services....................        9       62
   Legal and accounting.............................       28      --       --
   Allocated expenses:
   Rent.............................................       37      --       --
                                                     -------- -------- -------
     Total related party expenses................... $    134 $     62  $    53
                                                     ======== ======== =======

10. COMMITMENTS

  The Company leases its office space through noncancellable operating lease arrangements, which contain escalating lease payments. Future minimum rental commitments are as follows:

   YEARS ENDING DECEMBER 31 (AMOUNTS IN THOUSANDS):
   ------------------------------------------------
   2000................................................................... $2,207
   2001...................................................................  2,043
   2002...................................................................  1,937
   2003...................................................................  1,877
   2004...................................................................    387
   Thereafter.............................................................     26
                                                                           ------
     Total................................................................ $8,477
                                                                           ======

  Minimum future rentals receivable under the noncancelable operating subleases at December 31, 1999 amounted to $850,000.

  The premises previously occupied by the Company in Texas were leased by Pencom. In connection with the office relocation in January 1997, the Company transferred leasehold improvements with a net book value of approximately $69,000 to Pencom. Pencom has subleased these premises. However, the Company entered into an agreement with Pencom to guarantee Pencom's sublease income. Future minimum sub-lease rental income that the Company has guaranteed is $285,000 for the year ended 2000 as the lease ends in September 2000.

  Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $1,258,000, $1,566,000 and $1,673,000, respectively.

                            PSW TECHNOLOGIES, INC.

11. INCOME TAXES

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

  The Company's stockholders were obligated to pay the 1997 income taxes re-lated to the period up to the completion of the offering. The Company declared and paid a dividend of $1,400,000 to its stockholders of record immediately prior to the completion of the public offering for the amount estimated to ap-proximate the 1997 income taxes payable by the stockholders.

  The pro forma disclosures on the statements of operations reflect adjustments to record provisions for income taxes as if the Company had not been an S Corporation.

  Significant components of the provision (benefit) for income taxes are as follows:

                                                                  1998     1999
                                                                 -------  ------
   Current:
     Federal.................................................... $  (505) $  959
     State......................................................     (44)     85
                                                                 -------  ------
     Total current..............................................    (549)  1,044
   Deferred:
     Federal....................................................    (470)     79
     State......................................................     (41)      7
                                                                 -------  ------
       Total deferred...........................................    (511)     86
                                                                 -------  ------
                                                                 $(1,060) $1,130
                                                                 =======  ======

  The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:

                                        PRO FORMA   HISTORICAL
                                          1997         1997      1998    1999
                                        ---------   ----------   -----   ----
   U.S. statutory income tax rate......      34.0%        34.0%  (34.0)% 34.0%
   State taxes, net of federal income
    tax benefit........................       4.0%         3.8%   (3.4)%  3.1%
   Permanent differences...............      (3.0)%       (0.7)%  (4.8)%  1.4%
   Nonrecurring charge due to
    Subchapter S termination...........       --          22.1%    --     --
   S Corporation income not subject to
    tax................................       --         (20.7)%   --     --
   Other...............................       --           2.1%    0.2%   0.3%
                                        ---------   ----------   -----   ----
   Effective tax rate..................      35.0%        40.6%  (42.0)% 38.8%
                                        =========   ==========   =====   ====

                            PSW TECHNOLOGIES, INC.

11. INCOME TAXES--(CONTINUED)

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31 are as follows:

                                                                    1998  1999
                                                                    ----  ----
   Deferred tax assets:
   Allowances and reserves......................................... $122  $146
   Accrued expenses................................................  278   274
   Stock option compensation expense...............................  286   176
   Deferred revenue................................................  --     46
                                                                    ----  ----
   Total deferred tax assets.......................................  686   642
   Deferred tax liabilities:
   Fixed assets.................................................... (263) (239)
   Prepaid expenses and other...................................... (405) (471)
                                                                    ----  ----
   Total deferred tax liabilities.................................. (668) (710)
                                                                    ----  ----
   Net deferred tax assets (liabilities)........................... $ 18  $(68)
                                                                    ====  ====

  The exercise of certain stock options which have been granted under the Company's stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Any realized tax benefit arising from exercised options in excess of the benefit previously recorded, as discussed in Notes 8 and 12, is credited to additional paid-in capital.

12. COMPREHENSIVE INCOME

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

  The components of comprehensive income for the years ended 1997, 1998 and 1999 are as follows:

                                                     1997(A)   1998     1999
                                                     -------  -------  ------
   Net income (loss)................................ $3,518   $(1,462) $1,780
   Unrealized gain (loss) on short-term invest-
    ments...........................................    (41)      (74)     52
   Income tax (expense) benefit related to items of
    other comprehensive income......................     14        32     (22)
   Comprehensive income (loss)...................... $3,491   $(1,504) $1,810

--------
(a) Net income and comprehensive income amounts are presented on a pro forma basis as if the Company had been subject to federal and state income taxes.

  The components of accumulated other comprehensive income at December 31, 1998 and 1999 are as follows:

                                                                    1998  1999
                                                                    ----  ----
   Unrealized loss on short-term investments....................... $(69) $(39)
                                                                    ====  ====

                            PSW TECHNOLOGIES, INC.

13. QUARTERLY INFORMATION (UNAUDITED)

  Summarized quarterly financial information for 1997, 1998 and 1999 is as follows (in thousands, except per share amounts):

                                                QUARTER ENDED
                                  --------------------------------------------
                                  MARCH 31  JUNE 30  SEPTEMBER 30  DECEMBER 31
                                  --------  -------  ------------  -----------
1997
  Total revenues.................  $10,307  $10,702       $11,258      $11,851
  Operating income...............    1,057    1,177         1,417        1,336
  Pro forma net income...........      600      721         1,111        1,086
  Pro forma diluted earnings per
   share.........................  $  0.09  $  0.10       $  0.11      $  0.11
  Shares used in diluted earnings
   per share calculation.........    6,740    7,290         9,973       10,063
1998
  Total revenues.................  $ 9,758  $ 9,867       $ 9,255      $10,221
  Operating loss.................     (564)    (433)       (2,415)         (56)
  Net income (loss)..............     (212)    (210)       (1,130)          90
  Diluted earnings (loss) per
   share.........................  $ (0.02) $ (0.02)      $ (0.12)     $  0.01
  Shares used in diluted earnings
   (loss) per share calculation..    8,990    9,057         9,146       10,053
1999
  Total revenues.................  $10,394  $11,006       $11,632      $12,791
  Operating income...............        2      227           575        1,088
  Net income.....................      152      284           514          830
  Diluted earnings per share.....  $  0.01  $  0.03       $  0.05      $  0.08
  Shares used in diluted earnings
   per share calculation.........   10,230   10,202        10,549       11,022

14. SUBSEQUENT EVENTS (UNAUDITED)

  On February 22, 2000, the Board of Directors adopted and approved the 2000 Non-Officer Stock Option/Stock Issuance Plan and reserved 250,000 shares of common stock for issuance thereunder.

  In March 2000, the Company's Board of Directors authorized management to file a registration statement on form S-3 with the Securities and Exchange Commission to permit the Company to sell shares of its common stock to the public.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Proposal 1--Election of Directors," and "Executive Compensation--Executive Officers" and "Compliance with Section 16(a) of the Exchange Act of 1934".

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation--Certain Transactions with Management".

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS:

  The financial statements listed in Item 8: Financial Statements and Supplementary Data, above are filed as part of this Annual Report on Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES:

  Schedule II--Valuation and Qualifying Accounts

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                            PSW TECHNOLOGIES, INC.

                                   BALANCE AT                           BALANCE AT
RESERVES AND ALLOWANCES DEDUCTED  BEGINNING OF CHARGED TO                 END OF
      FROM ASSET ACCOUNTS            PERIOD    OPERATIONS DEDUCTIONS(1)   PERIOD
--------------------------------  ------------ ---------- ------------- ----------
Year ended December 31, 1997
  Allowance for doubtful ac-
   counts.......................    $120,000    $ 56,000    $ 11,000     $165,000
Year ended December 31, 1998
  Allowance for doubtful ac-
   counts.......................    $165,000    $249,000    $154,000     $260,000
Year ended December 31, 1999
  Allowance for doubtful ac-
   counts.......................    $260,000    $ 48,000    $(72,000)    $380,000

--------
(1) Doubtful accounts written off, net of recoveries

  Schedules not listed above are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. EXHIBITS:

 NUMBER DESCRIPTION
 ------ -----------
  3.1** Amended and Restated Certificate of Incorporation of the Registrant.
  3.2** Amended and Restated Bylaws of the Registrant.
  4.1** Specimen Common Stock Certificate.
  4.2** See Exhibits 3.1 and 3.2 for provisions of the Certificate of
        Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
 10.1** Bridgepoint Lease Agreement dated October 31, 1996 between the
        Registrant and Investors Life Insurance Company of North America.
 10.2   Amendment to Bridgepoint Lease Agreement dated September 30, 1997.
 10.3** Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and
        Pencom Systems Incorporated.
 10.4** Service Agreement No. 200.504 dated November 26, 1990 between the
        Registrant and International Business Machines Corporation, as amended to date.
 10.5** Stockholders Agreement dated October 1, 1996 between the Registrant and certain stockholders of the Registrant.
 10.6** Registration Rights Agreement dated October 1, 1996 between the
        Registrant and certain stockholders and warrantholders of the
        Registrant.
 10.7** 1996 Stock Option/Stock Issuance Plan.
 10.8** Employee Stock Purchase Plan.

 NUMBER   DESCRIPTION
 ------   -----------
 10.9**   Profit Sharing Plan.
 10.10    Amendment No. 1 to Profit Sharing Plan.
 10.11**  Stock Purchase Agreement dated as of January 1, 1997 between Michael
          J. Maples and the Registrant.
 10.12**  Stock Subscription dated October 1, 1996 between Pencom Systems
          Incorporated and the Registrant.
 10.13**  Asset Contribution Agreement dated October 1, 1996 between Pencom
          Systems Incorporated and the Registrant.
 10.14**  Assignment and Assumption Agreement dated October 1, 1996 between the
          Registrant and Pencom Systems Incorporated.
 10.15**  Warrant dated October 1, 1996 issued by the Registrant to Pencom
          Systems Incorporated.
 10.16**  Warrant dated October 1, 1996 issued by the Registrant to Stephen
          Markman.
 10.17**  Warrant dated October 1, 1996 issued by the Registrant to Thomas
          Pallister.
 10.18**  Warrant dated October 1, 1996 issued by the Registrant to Joy
          Venegas.
 10.19(2) Employment Agreement dated August 28, 1998 between the Registrant and
          Timothy D. Webb.
 10.20(3) Employment Agreement dated January 18, 1999 between the Registrant and Pedro A. Fernandez.
 10.21(3) Employment Agreement dated January 25, 1999 between the Registrant and John M. Velasquez.
 10.22    Office lease agreement (Bellevue, Washington) dated April 23, 1999 between the Registrant and G W Investments.
 10.23    Office lease agreement (Framingham, Massachusetts) dated January 31,
          2000 between the Registrant and BCIA New England Holdings LLC.
 10.24    2000 Non-Officer Stock Option/Stock Issuance Plan.
 10.25    Form of Indemnity Agreement between PSW Technologies, Inc. and each of its directors and executive officers.
 23.1     Consent of Independent Auditors, Ernst & Young LLP.
 27.1     Financial Data Schedule

--------
** Incorporated herein by reference to the Company's Registration Statement on
   Form S-1 (File No. 333-21565).
(1) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended September 30, 1998.
(3) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-K for the year ended December 31, 1999.

  Reports on Form 8-K:

  During the quarter ended December 31, 1999, no current reports on Form 8-K were filed.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          PSW Technologies, Inc.

                                                    /s/ Timothy D. Webb
March 14, 2000                            By: _________________________________
                                                      TIMOTHY D. WEBB,
                                                 PRESIDENT, CHIEF EXECUTIVE
                                              OFFICER AND DIRECTOR (PRINCIPAL
                                                     EXECUTIVE OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                          TITLE                   DATE
              ---------                          -----                   ----

        /s/ Keith D. Thatcher          Chief Financial Officer      March 14, 2000
By: __________________________________  (Principal Financial
          KEITH D. THATCHER             Officer)

       /s/  Kasaundra L. Smith         Controller                   March 14, 2000
By: __________________________________  (Principal Accounting
          KASAUNDRA L. SMITH            Officer)

          /s/ Wade E. Saadi            Chairman of the Board of     March 14, 2000
By: __________________________________  Directors
            WADE E. SAADI

      /s/ Edward C. Ateyeh, Jr.        Director                     March 14, 2000
By: __________________________________
        EDWARD C. ATEYEH, JR.

        /s/ Dr. W. Frank King          Director                     March 14, 2000
By: __________________________________
          DR. W. FRANK KING

        /s/ Thomas A. Herring          Director                     March 14, 2000
By: __________________________________
          THOMAS A. HERRING

        /s/ Kevin B. Kurtzman          Director                     March 14, 2000
By: __________________________________
          KEVIN B. KURTZMAN

        /s/ Michael J. Maples          Director                     March 14, 2000
By: __________________________________
          MICHAEL J. MAPLES