Form 10-Q
period 2000-03-31
PSW TECHNOLOGIES INC
filed 2000-05-15
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________


                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR


  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from ___________________to__________________________

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

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes    _____X____  No ________


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,977,391 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 28, 2000.

                             PSW TECHNOLOGIES, INC.

                       Index to March 31, 2000, Form 10-Q



                                                                                                              Page
                                            Part I - Financial Information

Item 1.     Financial Statements..................................................................................3

            Condensed Balance Sheets - March 31, 2000 and December 31, 1999.......................................3

            Condensed Statements of Operations - Three Months Ended
            March 31, 2000 and 1999...............................................................................4

            Condensed Statements of Cash Flows - Three Months Ended March 31,
            2000 and 1999.........................................................................................5

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


                                            Part II - Other Information

Item 5.     Other Information....................................................................................17

Item 6.     Exhibits and Reports on Form 8-K.....................................................................17

            Signatures...........................................................................................18

                         Part 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                    PSW Technologies, Inc.
                                                                   Condensed Balance Sheets
                                                        (in thousands, except share and per share data)



                                                                    March 31,
                                                                       2000            December 31,
                                                                   (Unaudited)             1999
Assets
Current assets:
   Cash                                                                   $ 575          $ 2,108
   Short-term investments                                                18,377           18,149
   Accounts receivable, net of allowance for doubtful
      accounts of  $488 at March 31, 2000 and $380
      at December 31, 1999                                               11,675           10,840
   Unbilled revenue under customer contracts                              1,906            1,150
   Income tax receivable                                                    825                -
   Net deferred taxes                                                     1,177              447
   Prepaid expenses and other current assets                                873              445
                                                                            ---              ---
Total current assets                                                     35,408           33,139
Investments                                                                 125                -
Property and equipment, net                                               5,859            4,677

Total assets                                                           $ 41,392         $ 37,816
                                                                       ========         ========


Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                           952              925
   Accrued expenses and other current liabilities                         3,603            2,954
                                                                          -----            -----
Total current liabilities                                                 4,555            3,879

Net deferred taxes                                                          515              515

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and                                    -                -
     outstanding
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 9,937,158 and 9,666,535 shares
     issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively                                         99               97
  Additional paid-in capital                                             32,786           30,491
  Accumulated other comprehensive income                                    (20)             (39)
  Retained earnings                                                       3,457            2,873
                                                                          -----            -----
Total stockholders' equity                                               36,322           33,422

Total liabilities and stockholders' equity                             $ 41,392         $ 37,816
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


                                                                    PSW Technologies, Inc.
                                                              Condensed Statements of Operations
                                                             (in thousands, except per share data)
                                                                          (unaudited)


                                                                       Three Months Ended
                                                                              March 31,
                                                                         2000          1999
                                                                         ----          ----
Revenue                                                                 $14,225       $10,394

Operating expenses:
   Technical staff                                                        7,396         6,070
   Selling and administrative staff                                       2,605         2,229
   Other expenses                                                         3,529         2,093
                                                                          -----         -----
Total operating expenses                                                 13,530        10,392
                                                                         ------        ------

Income from operations                                                      695             2

Interest income (expense), net                                              234           250
                                                                            ---           ---
Income before provision for income taxes                                    929           252
                                                                            ---           ---

Provision for income taxes                                                  345           100
                                                                            ---           ---

Net income                                                               $  584        $  152
                                                                         ======        ======

Basic earnings per share                                                 $ 0.06        $ 0.02
                                                                         ======        ======

Diluted earnings per share                                               $ 0.05        $ 0.01
                                                                         ======        ======

Shares used in basic earnings per share calculation                       9,802         9,325
                                                                          =====         =====

Shares used in diluted earnings per share calculation                    11,462        10,230
                                                                         ======        ======



                             See accompanying notes.

                                                                   PSW Technologies, Inc.
                                                              Condensed Statements of Cash Flows
                                                                        (in thousands)
                                                                          (unaudited)


                                                                                   Three Months
                                                                                 Ended March 31,
                                                                      -------------------------------------
                                                                               2000               1999
                                                                               ----               ----
Operating activities
Net income                                                                     $584               $152
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                              441                292
     Bad debt expense, net of recoveries                                         14                  7
     Changes in operating assets and liabilities:
        Accounts receivable                                                    (849)              (555)
        Unbilled revenue under customer contracts                              (756)              (874)
        Prepaid expenses and other current assets                              (428)              (178)
        Trade payables                                                           60                (10)
        Accrued expenses and other current liabilities                          761                695
        Income taxes                                                            324                345
                                                                                ---                ---
Net cash provided by (used in) operating activities                             151               (126)
                                                                                ---               ----

Investing activities
Purchase of short-term investments, net                                        (334)                 -
Proceeds from the sale of short-term investments, net                              -                251
Acquisition of property and equipment                                         (1,672)              (444)
                                                                              ------               ----
Net cash used in investing activities                                         (2,006)              (193)
                                                                              ------               ----

Financing activities
Proceeds from issuance of common stock, net of issuance cost                    322                  27
                                                                                ---                  --
Net cash provided by financing activities                                       322                  27
                                                                                ---                  --

Net decrease in cash                                                         (1,533)               (292)
Cash, beginning of period                                                     2,108               1,167
                                                                              -----               -----

Cash, end of period                                                           $ 575               $ 875
                                                                              =====               =====

Non-cash activities:
Unrealized gain on investments                                                $  19               $  91
Reduction of income taxes payable associated with the
     exercise of stock options                                              $ 1,975               $   -




                             See accompanying notes.

                             PSW Technologies, Inc.
                     Notes to Condensed Financial Statements
                                 March 31, 2000
                                   (unaudited)

1.       Basis of Presentation

PSW Technologies, Inc., doing business as Concero Inc., (the "Company"), commenced operations as a separate, stand-alone corporation effective October 1, 1996. The accompanying unaudited financial statements have been prepared by the Company pursuant to the ruls and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

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

The components of comprehensive income for the three month periods ended March 31, 2000 and 1999 are as follows:

                                                                                           2000              1999
                                                                                        ------------     -------------


Net income                                                                                   $  584            $  152

Unrealized gain on short-term investments                                                        30               152
Income tax expense related to items of other comprehensive income                               (11)              (61)

                                                                                        ------------     -------------
Comprehensive income                                                                         $  603            $  243
                                                                                        ============     =============


The components of accumulated other comprehensive income at March 31, 2000 and December 31, 1999 are as follows:
                                                                                           2000              1999
                                                                                        ------------     -------------
Unrealized loss on short-term investments                                                   $  (20)          $   (39)
                                                                                        ============     =============

                             PSW Technologies, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)

4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings pe share (in thousands, except per share data) for the three months ended March 31:

                                                                       2000                 1999
                                                                  ---------------      ---------------

Numerator:
  Net income                                                              $  584               $  152
                                                                  ===============      ===============

Denominator:
  Shares used in basic earnings per
    share calculation                                                      9,802                9,325

  Effect of dilutive securities:
    Employee stock options                                                 1,506                  424
    Warrants                                                                 154                  481
                                                                  ---------------      ---------------
  Shares used in diluted earnings per
    share calculation                                                     11,462               10,230
                                                                  ===============      ===============

Basic earnings per share                                                 $  0.06              $  0.02
                                                                  ===============      ===============

Diluted earnings per share                                               $  0.05              $  0.01
                                                                  ===============      ===============


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of th Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of PSW. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Certain Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause actual future results of the Company to differ materially from these statements.

Overview

     We are an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables us to utilize existing and new technologies to provide reliable,flexible and scalable e-business solutions. Our alliances with leading Internet and interactive television technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy e-business solutions that enhance their competitive positions.

     We formally began doing business as Concero on April 17, 2000 and our NASDAQ ticker symbol was changed from PSWT to CERO on April 28, 2000. Our corporate name will officially become Concero, Inc., after shareholder approval at the annual stockholders' meeting on May 17, 2000. We believe that our name change and related advertising and promotional activities will enable us to communicate our capabilities as an e-business solutions provider to prospective clients and employees. Moreover, we intend to pursue acquisitions that provide access to complementary skills or provide additional talented professionals, allow us to expand ur geographic presence or increase our client base.

     We derive our revenues from fees for services that are generated on an engagement-by-engagement basis. During the first quarter of 2000, we derived approximately 88% of revenues from time and materials contracts. We recognized revenues generated under time and materials contracts as the services are provided. For fixed price contracts, which accounted for the balance of our first quarter of 2000 revenues, we recognize revenues using the percentage-of-completion method. Using this method, we recognize revenue proportionate to the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor for completion. Revenues exclude expenses reimbursed by clients. Software licensing fees do not constitute a material portion of our revenue base.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the period indicated:

                                                       Three Months ended
                                                            March 31,
                                                       2000       1999
                                                       ----       ----
Revenue...................................             100%      100%
Operating expenses:
   Technical staff........................              52        58
   Selling and administrative staff.......              18        22
   Other expenses.........................              25        20
                                                        --        --
Total operating expense...................              95       100
                                                        --       ---
Income from operations....................               5         -
Interest income (expense), net............               1         2
Provision for income taxes................               2         1
                                                         -         -
Net income................................               4%        1%
                                                         =         =


First Three Months of 2000 Compared to First Three Months of 1999

Revenue

Our revenue consists primarily of fees for software services provided. Revenue was $14.2 million in the first three months of 2000, an increase of 37% from $10.4 million for the first three months of 1999. This increase is
principally due to the   improvement in our average hourly bill rate.  This
improvement in our average hourly bill rate resulted from our shift from performing primarily software development support services to developing strategic e-business and eTV solutions. This increase was partially offset by a decrease in our average technical personnel utilization rate. Our largest client, IBM, accounted for 13% and 35% of revenue in each of the first three months of 2000 and 1999, respectively. The IBM revenue consists of revenues from three different IBM organizations: IBM, Tivoli and Lotus. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client engagement. Technical staff expenses were $7.4 million in the first three months of 2000, an increase of 22% over $6.1 million for the first three months of 1999. The increase in technical staff expenses is primarily due to the addition of personnel to service the increase in scope and number of client engagements. Technical staff expenses decreased to 52% of revenue in the first three months of 2000 from 58% in the first three months of 1999, primarily as a result of higher revenues.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers'compensation for selling, marketing and administrative personnel, and all commissions and bonuses whether paid to technical or administrative staff. Selling and administrative staff expenses were $2.6 million in the first three months of 2000, an increase of 17% from
 $2.2 million in the first three months of 1999.

Selling and administrative staff expenses were 18% of revenue in the first three months of 2000 compared to 22% of revenue in the first three months of 1999, primarily as a result of the increase in revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses were $3.5 million in the first three months of 2000, an increase of 69% over other expenses of $2.1 million in the first three months of 1999. Other expenses were 25% of revenue in the first three months of 2000 compared to 20% in the first three months of 1999. Other expenses include a one-time cost of approximately $500,000 during the first quarter of 2000 associated with the change of the company's name to Concero.

Income from Operations

We recorded income from operations of $695,000 in the first three months of 2000, up from $2,000 of income from operations in the first three months of 1999. Income from operations was 5% of revenue in the first three months of 2000, up from less than 1% of revenue in the first three months of 1999.

Income Taxes

The provision for income taxes of $345,000 for the quarter ended March 31, 2000, is computed using an estimated annual effective tax rate of 37%, which differs from the federal statutory rate of 34% as a result of state taxes, tax-exempt interest and permanent differences for meals and entertainment expenses.

The provision for income taxes of $100,000 for the quarter ended March 31, 1999, is computed using an estimated annual effective tax rate of 40%, which differs from the federal statutory rate of 34% as a result of state taxes and permanent differences for meals and entertainment expenses.

Liquidity and Capital Resources

Our operating activities provided cash of $151,000 for the first three months of 2000. Our operating activities used cash of $126,000 for the first three months of 1999. We purchased approximately $1.7 million and $444,000 of computer and office equipment in the first three months of 2000 and 1999, respectively. At March 31, 2000, we had cash and cash equivalents and short-term investments totaling $19.0 million.

At March 31, 2000, we did not have any material commitments for capital expenditures. We have budgeted approximately $4 million for capital expenditures for fiscal 2000. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

The number of days of revenue in our accounts receivable balance fluctuated from 84 days to 85 days during the first three months of 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

We anticipate that our existing cash and cash equivalents balances and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at our facilities.

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

     In August 1998 we began building a new management team. The new management team has refocused our business strategy. This strategy is described in the "Business" section of the Form 10-K. Some of the changes to our business strategy include:

     o expansion into new and largely untested business areas such as eTV and broadband services;

     o realignment of our internal corporate structure on a geographic basis; and

     o a shift in focus of our client base from technology vendors to technology users, and a shift from longer-term development and maintenance arrangements to specific, shorter-term e-business project engagements.

     Our shift from ongoing development and maintenance engagements to strategic engagements has favorably affected our average billing rates but negatively affected our technical staff utilization rates. If we are unable to offset decreases in our utilization rates through increases in our billing rates, our profitability will be harmed. Adverse economic conditions, a lack of consumer acceptance of eTV, broadband and other advanced technologies, increased competition and other factors could hurt both our utilization rates and our billing rates. As a result, it is too early to kno whether the refocusing of our business strategy will help us achieve long-ter success. Companies that implement major changes in their business strategy can face more challenging risks and unexpected difficulties. These risks and difficulties apply particularly to us because the market for our Internet and e-business consulting services is new and rapidly evolving.

  The success of our business strategy depends on our ability to identify emerging technologies that will gain wide acceptance in future markets.

     Our business strategy requires us to:

     o identify promising technologies at an early stage in their development;

     o        accurately assess their long-term viability; and

     o        rapidly gain expertise in these technologies.

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

     We currently maintain strategic alliances with other companies that help us to gain access to new technology and business opportunities. This is one of the principles of our exponet strategy. Like many in our industry, we sometimes refer to these companies as our "partners", but they are not partners in a legal sense. In particular, these companies are under no binding obligation to remain in relationships with us or to continue to cooperate wit us, and these relationships are generally not exclusive.

     Any of our alliance partners may choose to end the alliance, alter th terms of the alliance in a way that harms our business or increase the level of business they conduct with our competitors. Similarly, if one of our alliance partners undergoes a management or ownership change, we could lose access to critical technology and business opportunities. In addition to a decrease in revenue, the publicity that could accompany these kinds of changes could have a damaging effect on our stock price.

     Moreover, our brand may be closely associated with the business success or failure of some of our high-profile alliance partners, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or other difficulties of these companies may damage our brand and hur our business opportunities.


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

     The benefits of an acquisition often may take considerable time to develop, and the acquisition may never produce the intended benefits. Factors that could cause an acquisition to be unsuccessful include:

     o the loss of employees or clients of the acquired business, and thus a loss of one of the key rationales for making the acquisition;

     o our failure to appreciate the dynamics of markets in which we have limited or no prior experience;

     o        the diversion of management's attention from our core businesses;

     o any difficulties we experience in assimilating the operations of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

     o        our failure to assess or discover liabilities;

     o the dilution of our stockholders' equity and earnings per share, particularly if we finance the acquisitions with equity; and

     o an increase in our debt and contingent liabilities, which in turn could restrict our ability to access additional capital when needed or to pursue other important elements of our business plan.


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


  We are changing our name.

     We are changing our name to Concero Incorporated. Although we have filed a trademark application for this name, we may be unable to protect our name or prevent others from using our name. Other parties may claim that our use of Concero violates their intellectual property rights. If we are prevented from using the Concero name, it may become more difficult for us to carry out our business plans. In addition, our planned advertisement of the change and promotion of our new brand may fail to reach important segments of our potential customer base, and our marketing campaign may yield little results.


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

     During the first three months of 2000, we derived 41% of our revenue from our five largest clients. Our largest client accounted for 13% of our revenue in the first three months of 2000. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.


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

     During the first three months of 1999 and 2000, we generated approximately 23% and 12%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis.
If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenues could be harmed and our expenses could increase. We sometimes must revise project plans after beginning a project because we failed to accurately estimate the resources required.


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

Competition can make it more difficult for us to:

     o        attract and retain customers;

     o        expand our sales and marketing activities;

     o create and maintain the strategic relationships that are vital to success in the Internet and e-business marketplace, and thus develop and acquire knowledge of leading-edge technologies; and

     o recruit and maintain the highly skilled technical staff that our business model demands.

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


Risks that Relate to Our Stock

     Our stock price is subject to a number of risks. We describe some of thes below. If any of these risks materializes, our stock price could fall.


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

     Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to vary include:

     o        the number, size and scope of projects in which we are engaged;

     o        the contractual terms and degree of completion of these projects;

     o        any delays incurred in connection with a project;

     o        our success in earning bonuses or other contingent payments;

     o        our employee hiring and utilization rates;

     o        the adequacy of provisions for losses;

     o the accuracy of our estimates of resources required to complete ongoing projects;

     o        customer budget cycles and spending priorities; and

     o        general economic conditions.

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

     The market price of our common stock has fluctuated since we became a public company. Our stock price could continue to fluctuate significantly due to a variety of factors, including:

     o public announcements concerning us, our competitors or the technology industry;

     o        fluctuations in our operating results;

     o introductions of new products or services by us or our competitors;

     o        changes in analysts' revenue or earnings estimates; and

     o        announcements of technological innovations.

     In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. If we were sued in a securities class action, we could incur substantial costs and suffer from a diversion of our management's attention and resources.

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

     We do not use derivative inancial instruments in our non-trading investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified by our investment policy.

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


                                                     Investments
                                                       Maturing          Weighted           Fair Value
                                                        Before            Average               At
              At March 31, 2000                       March 31,          Interest           March 31,
    (in thousands, except interest rates)                2001              Rate                2000
-----------------------------------------------    -----------------    ------------    -------------------

Money market funds                                         $  2,603           4.45%              $   2,603
Government issues                                             8,500           5.71%                  8,552
Corporate issues                                              7,235           5.75%                  7,222
                                                   -----------------    ------------    -------------------
                                                           $ 18,338           5.54%              $  18,377
                                                   =================    ============    ===================


                                                     Investments         Weighted           Fair Value
                                                       Maturing           Average               At
             At December 31, 1999                       During           Interest          December 31,
    (in thousands, except interest rates)                2000              Rate                1999
-----------------------------------------------    -----------------    ------------    -------------------

Money market funds                                         $  2,292           5.58%              $   2,292
Corporate issues                                             15,857           5.89%                 15,857
                                                   -----------------    ------------    -------------------
                                                           $ 18,149           5.85%              $  18,149
                                                   =================    ============    ===================

                           PART II - OTHER INFORMATION


Item 5.   Other Information

          On March 15, 2000, we filed a registration statement on Form S-3 for the offering of up to 1.25 million shares of our common stock and 1.25 million shares of common stock of selling stockholders.

          On April 27, 2000, we filed a Withdrawal of Registration Statement on Form RW to withdraw the registration statement on the grounds that we did not intend to consummate the offering contemplated therein due to prevailing market conditions.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

Number            Description

27.1              Financial Data Schedule

         (b) Reports on Form 8-K

During the quarter ended March 31, 2000, we filed the following Current Reports on Form 8-K;

         On April 18, 2000, we filed a Form 8-K (Item 5) reporting our results for the first quarter ended March 31, 2000.

         On April 20, 2000, we filed a Form 8-K (Item 5) discussing previously released statements related to the strength of our revenue pipeline.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PSW TECHNOLOGIES, INC.
                                  (Registrant)



Date:  May 15, 2000                     /s/ Timothy D. Webb
                                        Timothy D. Webb
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)





Date:  May 15, 2000                     /s/ Keith D. Thatcher
                                        Keith D. Thatcher
                                        Vice President of Finance, Treasurer
                                        and Chief Financial Officer
                                        (Principal Financial Officer)




Date:  May 15, 2000                     /s/ Kasaundra L. Smith
                                        Kasaundra L. Smith
                                        Controller
                                        (Principal Accounting Officer)