Form 10-Q
period 2000-06-30
CONCERO INC
filed 2000-08-14
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 2054

                                 _______________


                                    FORM 10-Q

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

                        Commission file number 000-22327


                                 CONCERO, INC.
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


Former name,former address and former fiscal year, if changed since last report.
                             PSW Technologies, Inc.

         Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such
filing requirements for the past 90 days.   Yes   ____x__     No ________


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,062,702 shares of the Company's Common Stock, $.01 par value, were outstanding as of July 31, 2000.

                                  CONCERO, INC.

                                Table of Contents


                                                                                                               Page
                                            Part I - Financial Information

Item 1.     Financial Statements (Unaudited)......................................................................3

            Condensed Balance Sheets - December 31, 1999 and June 30, 2000........................................3

            Condensed Statements of Operations - Three Months and Six Months Ended
            June 30, 1999 and 2000................................................................................4

            Condensed Statements of Cash Flows - Six Months Ended June 30,
            1999 and 2000.........................................................................................5

            Notes to Condensed Financial Statements...............................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................18


                                            Part II - Other Information

Item 4.     Submission of Matters to a Vote of Security Holders..................................................19

Item 5.     Other Information....................................................................................20

Item 6.     Exhibits and Reports on Form 8-K.....................................................................20

            Signatures...........................................................................................21

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                         Concero, Inc.
                                                                   Condensed Balance Sheets
                                                        (in thousands, except share and per share data)

                                                                                         June 30,
                                                                   December 31,            2000
                                                                       1999            (Unaudited)
Assets
Current assets:
   Cash                                                                 $ 2,108            $ 781
   Short-term investments                                                18,149           14,612
   Accounts receivable, net of allowance for doubtful
      accounts of  $505 at June 30, 2000 and $380
at
      December 31, 1999                                                  10,840           14,874
   Unbilled revenue under customer contracts                              1,150            2,592
   Income tax receivable                                                      -              825
   Net deferred taxes                                                       447            1,010
   Prepaid expenses and other current assets                                445            1,544
Total current assets                                                     33,139           36,238
Property and equipment, net                                               4,677            6,057
Other assets                                                                  -              925

Total assets                                                           $ 37,816         $ 43,220


Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                        $  925           $  753
   Accrued expenses and other current liabilities                         2,954            3,816
Total current liabilities                                                 3,879            4,569

Net deferred taxes                                                          515              515

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and                                    -                -
outstanding
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 10,049,826 and 9,666,535 shares
     issued and outstanding at June 30, 2000 and
     December 31, 1999, respectively                                         97               99
  Additional paid-in capital                                             30,491           33,495
  Accumulated other comprehensive income                                    (39)             (8)
  Retained earnings                                                       2,873            4,550
Total stockholders' equity                                               33,422           38,136

Total liabilities and stockholders' equity                             $ 37,816         $ 43,220

                             See accompanying notes.

                                                                         Concero, Inc.
                                                            Condensed Statements of Operations
                                                             (in thousands, except per share data)
                                                                          (unaudited)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                      --------------------------- ---------------------------
                                                           1999          2000          1999         2000

Revenue                                                   $11,006        $17,068      $ 21,401     $ 31,293
Operating expenses:
   Technical staff                                          6,035          8,686        12,105       16,082
   Selling and administrative staff                         2,304          3,142         4,533        5,747
   Other expenses                                           2,440          3,820         4,535        7,349
Total operating expenses                                   10,779         15,648        21,173       29,178

Income from operations                                        227          1,420           228        2,115

Interest income (expense), net                                237            238           488          472
Income before provision for income taxes                      464          1,658           716        2,587

Provision for income taxes                                    180            565           280          910

Net income                                                 $  284        $ 1,093        $  436      $ 1,677

Basic earnings per share                                   $ 0.03         $ 0.11       $  0.05      $  0.17

Diluted earnings per share                                 $ 0.03         $ 0.10       $  0.04      $  0.15

Shares used in basic earnings per share
   calculation                                              9,414         10,000         9,369        9,901

Shares used in diluted earnings per share
   calculation                                             10,202         11,364        10,216       11,413



                             See accompanying notes.

                                                                         Concero, Inc.
                                                              Condensed Statements of Cash Flows
                                                                        (in thousands)
                                                                          (unaudited)


                                                                                    Six Months
                                                                                  Ended June 30,
                                                                       -------------------------------------
                                                                             1999              2000
Operating activities
Net income                                                                     $436             $1,677
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                              667              1,031
     Bad debt expense, net of recoveries                                         15                 31
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (1,474)            (4,065)
        Unbilled revenue under customer contracts                              (955)            (1,442)
        Prepaid expenses and other current assets                               (30)            (1,099)
        Other assets                                                               -              (498)
        Trade payables                                                          162               (175)
        Accrued expenses and other current liabilities                        1,192                547
        Income taxes                                                            520                844
Net cash provided by (used in) operating activities                             533              (3,149)

Investing activities
Purchase securities, net                                                       (176)                 -
Proceeds from the sale of short-term investments, net                             -              3,568
Acquisition of property and equipment                                           (886)            (2,424)
Net cash provided by (used in) investing activities                           (1,062)            1,144

Financing activities
Proceeds from issuance of common stock, net of issuance cost                    142                678
Net cash provided by financing activities                                       142                678

Net decrease in cash                                                           (387)            (1,327)
Cash, beginning of period                                                     1,167              2,108

Cash, end of period                                                           $ 780              $ 781

Non-cash activities:
Unrealized gain on investments                                                $  39              $  31
Reduction of income taxes payable associated with the
     exercise of stock options                                                $   1            $ 2,328
Deferred offering costs in accrued expenses                                   $   -             $  427



                             See accompanying notes.

                                  Concero, Inc.
                     Notes to Condensed Financial Statements
                                  June 30, 2000
                                   (unaudited)

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in our annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

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

3.       Comprehensive Income

As of January 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on our net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

The components of comprehensive income for the three and six months ended June 30, 1999 and 2000 are as follows (amounts in thousands):

                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                         1999            2000             1999         2000
                                                      -----------     -----------       ---------    ---------
Net income                                                 $ 284          $1,093           $ 436     $1,677

Unrealized gain (loss) on short-term
  Investments                                                (85)             18              66           49
Income tax expense (benefit) related to items
  of other comprehensive income                              (33)              6              27           18

                                                      -----------
                                                                      -----------       ---------    ---------
Comprehensive income                                       $ 232         $ 1,105           $ 475       $1,708
                                                      ===========     ===========       =========    =========


                                  Concero, Inc.
               Notes to Condensed Financial Statements (Continued)
                                   (unaudited)

4.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data) for the three months and six months ended June 30, 1999 and 2000:

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                       1999                2000               1999              2000
                                                   --------------      --------------    ---------------    --------------
Numerator:
  Net income                                              $  284            $  1,093             $  436          $  1,677
                                                   ==============      ==============    ===============    ==============

Denominator:
  Shares used in basic earnings per
    share calculation                                      9,414              10,000              9,369             9,901

  Effect of dilutive securities:
    Employee stock options                                   328               1,247                376             1,376
    Warrants                                                 460                 117                471               136
                                                   --------------      --------------    ---------------    --------------
  Shares used in diluted earnings per
    share calculation                                     10,202              11,364             10,216            11,413
                                                   ==============      ==============    ===============    ==============

Basic earnings per share                                $   0.03            $   0.11           $   0.05          $   0.17
                                                   ==============      ==============    ===============    ==============

Diluted earnings per share                              $   0.03            $   0.10           $   0.04          $   0.15
                                                   ==============      ==============    ===============    ==============


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for our plans, objectives, expectations and intentions. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause our actual future results to differ materially from these statements.

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

     We formally began doing business as Concero on April 17, 2000 and our NASDAQ ticker symbol was changed from PSWT to CERO on April 28, 2000. Our corporate name officially became Concero, Inc., after stockholder approval at the annual stockholders' meeting on May 17, 2000. We believe that our name change and related advertising and promotional activities will enable us to communicate our capabilities as an e-business solutions provider to prospective clients and employees. Moreover, we intend to pursue acquisitions that provide access to complementary skills or provide additional talented professionals, allow us to expand our geographic presence or increase our client base.

     We derive our revenues from fees for services that are generated on an engagement-by-engagement basis. During the first six months of 2000, we derived approximately 88% of revenues from time and materials contracts. We recognize revenues generated under time and materials contracts as the services are provided. For fixed price contracts, which accounted for the balance of our first six months of 2000 revenues, we recognize revenues using the percentage-of-completion method. Using this method, we recognize revenue proportionate to the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor for completion. Revenues exclude expenses reimbursed by clients. Software licensing fees do not constitute a material portion of our revenue base.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the period indicated:

                                                      Three Months                       Six Months
                                                     ended June 30,                     ended June 30,
                                                     1999       2000                    1999       2000

Revenue...................................           100%       100%                    100%       100%
Operating expenses:
   Technical staff........................            55         51                      57         51
   Selling and administrative staff                   21         19                      21         19
   Other expenses.........................            22         22                      21         23
                                                      ___        ___                     ___        ___
Total operating expense...................            98         92                      99         93
                                                      ___        ___                     ___        ___
Income from operations....................             2          8                       1          7
Interest income (expense), net............             2          1                       2          1
Provision for income taxes................             1          3                       1          3
                                                      ___       ___                      __         ___
Net income...............................              3%        6%                      2%          5%
                                                      ===       ===                      ===        ===


Revenue

Our revenue consists primarily of fees for software services provided. Revenues increased 55% to $17.1 million in the quarter ended June 30, 2000 from $11.0 million in the quarter ended June 30, 1999. In the first six months of 2000, revenues increased 46% to $31.3 million from $21.4 million in the first six months of 1999. This increase is principally due to the improvement in our average hourly bill rate. This improvement in our average hourly bill rate resulted from our shift from performing primarily software development support services to developing strategic e-business and eTV solutions. This increase was partially offset by a decrease in our average technical personnel utilization rate.

IBM accounted for 12% and 33% of revenue in each of the first six months of 2000 and 1999, respectively. The IBM revenue consists of revenues from three different IBM organizations: IBM, Tivoli and Lotus. Another client accounted for 12% of revenue for the first six months of 1999 and another client accounted for 18% of revenue for the first six months of 2000. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client engagement. Technical staff expenses increased 44% to $8.7 million in the quarter ended June 30, 2000 from $6.0 million in the quarter ended June 30, 1999. Technical staff expenses were $16.1 million in the first six months of 2000, an increase of 33% over $12.1 million for the first six months of 1999. The increase in technical staff expenses is primarily due to the addition of personnel to service the increase in scope and number of client engagements. As a percentage of revenues, technical staff expenses decreased to 51% in the quarter ended and the six months ended June 30, 2000 from 55% in the quarter ended June 30, 1999 and 57% in the six months ended June 30, 1999, primarily as a result of higher revenues resulting from the improvement in our average hourly bill rate.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel, and all commissions and bonuses whether paid to technical or administrative staff. Selling and administrative staff expenses increased 36% to $3.1 million in the quarter ended June 30, 2000 from $2.3 million in the quarter ended June 30, 1999. Selling and administrative staff expenses were $5.7 million in the first six months of 2000, an increase of 27% from $4.5 million in the first six months of 1999. As a percentage of revenues, selling and administrative staff expenses decreased to 19% in the quarter ended and the six months ended June 30, 2000 from 21% in the quarter ended and six months ended June 30, 1999, primarily as a result of higher revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses increased 57% to $3.8 million in the quarter ended June 30, 2000 from $2.4 million in the quarter ended June 30, 1999. Other expenses were $7.3 million in the first six months of 2000, an increase of 62% over other expenses of $4.5 million in the first six months of 1999. The increase in other expenses is primarily due to the one-time costs of our branding and public relations launch associated with the change of our name to Concero as well as facility additions, and higher recruiting, training and travel costs. As a percentage of revenues, other expenses remained at 22% for the quarter ended June 30, 2000 and 1999. Other expenses were 23% of revenue in the first six months of 2000 compared to 21% in the first six months of 1999.

We currently have $800,000 of deferred offering costs on the balance sheet classified as other assets. These deferred offering costs are related to the preparation for a public offering of our securities, which was withdrawn on April 27, 2000. In the event this offering is completed, the deferred offering costs will be netted against the proceeds of the offering. If this offering is not completed, these costs will be expensed when appropriate, which would negatively impact our operating results for such quarter.

Income from Operations

We recorded income from operations of $1.4 million for the quarter ended June 30, 2000, an increase of 526%, from $227,000 for the quarter ended June 30, 1999. Income from operations was $2.1 million in the first six months of 2000, up from $228,000 of income from operations in the first six months of 1999. As a percentage of revenues, income from operations increased to 8% for the quarter ended June 30, 2000 from 2% for the quarter ended June 30, 1999. Income from operations was 7% of revenue in the first six months of 2000, up from 1% of revenue in the first six months of 1999.

Income Taxes

During the second quarter of 2000, we revised our estimated annual effective tax rate for 2000 from 37%, which was used during the first quarter of 2000, to 35% due to the elimination of Texas franchise taxes from our estimated tax expense as a result of an organizational restructuring made in conjunction with our name change during the second quarter of 2000. Using a 35% annual effective tax rate during the first and second quarter, net income would have been $604,000 for the three months ended March 31, 2000 and $1,073,000 for the three months ended June 30, 2000. The diluted earnings per share would have remained at $0.05 for the three months ended March 31, 2000 and decreased $0.01 to a diluted earnings per share of $0.09 for the three months ended June 30, 2000.

The provision for income taxes of $910,000 for the six months ended June 30, 2000 is computed using an estimated annual effective tax rate of 35%, which differs from the federal statutory rate of 34% as a result of state taxes, tax-exempt interest and permanent differences for meals and entertainment expenses.

The provision for income taxes of $280,000 for the six months ended June 30, 1999 is computed using an estimated annual effective tax rate of 39%, which differs from the federal statutory rate of 34% as a result of state taxes and permanent differences for meals and entertainment expenses.


Liquidity and Capital Resources

Our operating activities used cash of $3.1 million for the first six months of 2000. Our operating activities provided cash of $533,000 for the first six months of 1999. We purchased approximately $2.4 million and $886,000 of computers, office and system equipment and software in the first six months of 2000 and 1999, respectively. At June 30, 2000, we had cash, cash equivalents and short-term investments totaling $15.4 million.

At June 30, 2000, we did not have any material commitments for capital expenditures. We have budgeted approximately $4 million for capital expenditures for fiscal 2000. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

The number of days of revenue in our accounts receivable balance fluctuated from 84 days to 93 days during the first six months of 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

We anticipate that our existing cash, cash equivalents and short-term investment balances and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at our facilities.

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

     In August 1998, we began building a new management team. The new management team has refocused our business strategy. This strategy is described in the Business section in our Annual Report on Form 10-K filed March 14, 2000. Some of the changes to our business strategy include:

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

We changed our name.

     We changed our name to Concero, Inc. Although we have filed a trademark application for this name, we may be unable to protect our name or prevent others from using our name. Other parties may claim that our use of Concero violates their intellectual property rights. If we are prevented from using the Concero name, it may become more difficult for us to carry out our business plans. In addition, our planned advertisement of the change and promotion of our new brand may fail to reach important segments of our potential customer base, and our marketing campaign may yield little results.

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

     During the first six months of 2000, we derived 46% of our revenue from our five largest clients. Our largest client accounted for 18% of our revenue in the first six months of 2000. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

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

     During the first six months of 1999 and 2000, we generated approximately 20% and 12%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenues could be harmed and our expenses could increase. We sometimes must revise project plans after beginning a project because we failed to accurately estimate the resources required.


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

     We currently have $800,000 of deferred offering costs on the balance sheet classified as other assets. These deferred offering costs are related to the preparation for a public offering of our securities, which was withdrawn on April 27, 2000. In the event this offering is completed, the deferred offering costs will be netted against the proceeds of the offering. If this offering is not completed, these costs will be expensed when appropriate, which would negatively impact our operating results for such quarter.


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

o public announcements concerning us, our ompetitors or the technology industry;

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

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

     Information concerning market risk is contained on page 24 of our 1999 Annual Report on Form 10-K and is incorporated by reference to such annual report.



                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At our Annual Meeting of Stockholders held on May 17, 2000 in Austin, Texas, our stockholders voted on the following matters.

1. The election of seven directors to serve until the annual stockholders' meeting in 2001, or until their successors have been elected and qualified. The nominees of the Board of Directors were elected.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------

           Edward C. Ateyeh, Jr.                         8,645,507               459,393                -
           Thomas A. Herring                             8,675,607               429,293                -
           W. Frank King, Ph.D.                          8,675,607               429,293                -
           Kevin B. Kurtzman                             8,674,507               430,393                -
           Michael J. Maples                             8,674,301               430,599                -
           Wade E. Saadi                                 8,645,410               459,490                -
           Timothy D. Webb                               8,210,717               894,183                -


2. Approval of an amendment to our Amended and Restated 1996 Stock Option/ Stock Issuance Plan (the "Plan") to effect the following:

o increase the number of shares of our common stock reserved for issuance under the Plan by an additional 1,000,000 shares;

o implement an automatic share increase provision to such plan so that the number of shares of common stock available for issuance under such plan will automatically increase on the first trading day in January each year, beginning with the 2001 calendar year, by an amount equal to eight percent (8%) of the shares of common stock outstanding on the last trading day of December of the immediately preceding calendar year, but in no event will any such annual increase exceed 2,000,000 shares of common stock; and

o provide greater flexibility concerning the limited transferability of non-statutory options in connection with estate planning transfers and transfers incident to domestic orders.

         The amendment was approved.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
          Approval of an amendment to 1996               5,855,182             2,075,034            4,995
          Stock Option/Stock Issuance Plan

3. To approve an amendment to our Employee Stock Purchase Plan (the "Purchase Plan" to increase the number of shares of common stock authorized to be issued by 500,000 shares resulting in 900,000 shares available for issuance under the Purchase Plan;

         The amendment was approved.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
          Approval of an amendment to our                7,602,584               328,457            4,170
          Employee Stock Purchase Plan

4. To approve an amendment to our Certification of Incorporation to change the name of the corporation to Concero, Inc.

         The amendment was approved.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
          Approval of an Amendment to the                8,838,001               264,668            2,231
          Certification of Incorporation

5. To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2000.

         The appointment of Ernst & Young LLP was ratified.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
                                                                                                      <
          Ratification of Ernst & Young LLP              9,078,360        24,100               2,440
          as independent auditors

Item 5.   Other Information

     On July 28, 2000, we filed a registration statement on Form S-8 to register 2,250,000 shares of common stock and related stock options for issuance under the Company's 1996 Stock Option/Stock Issuance Plan, 2000 Non-Officer Stock Option/Stock Issuance Plan and Employee Stock Purchase Plan.

Item 6.   Exhibits and Reports on Form 8-K

          (a)Exhibits

Number            Description

27.1              Financial Data Schedule

         (b) Reports on Form 8-K

During the quarter ended June 30, 2000, we filed the following Current Reports on Form 8-K;

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


                                         CONCERO, INC.
                                         (Registrant)



Date:  August 14, 2000                    /s/ Timothy D. Webb
                                          Timothy D. Webb
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)





Date: August 14, 2000                     /s/ Keith D. Thatcher
                                          Keith D. Thatcher
                                          Vice President of Finance, Treasurer
                                          and Chief Financial Officer
                                          (Principal Financial Officer)



Date: August 14, 2000                     /s/ Kasaundra L. Smith
                                          Kasaundra L. Smith
                                          Controller
                                          (Principal Accounting Officer)