Form 10-Q
period 2000-09-30
CONCERO INC
filed 2000-11-14
CIK 1030487

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              _______________


                                 FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 2000

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



     Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes ___x___ No __________


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,149,483 shares of the Company's Common Stock, $.01 par value, were outstanding as of October 31, 2000.

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

            Condensed Consolidated Balance Sheets - December 31, 1999 and September 30, 2000......................3

            Condensed Consolidated Statements of Operations - Three Months and Nine Months Ended
            September 30, 1999 and 2000...........................................................................4

            Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30,
            1999 and 2000.........................................................................................5

            Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................18


                                            Part II - Other Information

Item 2.     Changes in Securities................................................................................18

Item 6.     Exhibits and Reports on Form 8-K.....................................................................18

            Signatures...........................................................................................19

                                                  PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                          Concero, Inc.
                                                              Condensed Consolidated Balance Sheets
                                                         (in thousands, except share and per share data)

                                                                                      September 30,
                                                                   December 31,            2000
                                                                       1999            (Unaudited)
Assets
Current assets:
   Cash                                                                 $ 2,108            $ 441
   Short-term investments                                                18,149           14,836
   Accounts receivable, net of allowance for doubtful
      accounts of  $380 at December 31, 1999 and $1,015 at
      September 30, 1999                                                 10,840           14,329
   Unbilled revenue under customer contracts                              1,150              408
   Income tax receivable                                                      -              825
   Net deferred taxes                                                       447            2,180
   Prepaid expenses and other current assets                                445            1,430
Total current assets                                                     33,139           34,449
Property and equipment, net                                               4,677            6,378

Total assets                                                           $ 37,816         $ 40,827


Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                        $  925         $  1,080
   Accrued expenses and other current liabilities                         2,954            3,318
Total current liabilities                                                 3,879            4,398

Net deferred taxes                                                          515              515

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000,000
     shares authorized and none issued and                                    -                -
     outstanding
  Common stock, par value $.01 per share, 34,000,000
     shares authorized, 9,666,535 and 10,085,114 shares
     issued and outstanding at December 31, 1999 and
     September 30, 2000, respectively                                        97              101
  Additional paid-in capital                                             30,491           33,483
  Accumulated other comprehensive income (loss)                             (39)               6
  Retained earnings                                                       2,873            2,324
Total stockholders' equity                                               33,422           35,914

Total liabilities and stockholder' equity                              $ 37,816         $ 40,827

                                                         See accompanying notes.

                                                                          Concero, Inc.
                                                         Condensed Consolidated Statements of Operations
                                                              (in thousands, except per share data)
                                                                           (Unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------- ---------------------------
                                                           1999          2000          1999         2000
Revenue                                                  $ 11,632       $ 14,224      $ 33,033     $ 45,517
Operating expenses:
   Technical staff                                          6,392          9,160        18,497       25,242
   Selling and administrative staff                         2,208          2,320         6,741        8,067
   Other expenses                                           2,457          6,421         6,992       13,770
Total operating expenses                                   11,057         17,901        32,230       47,079

Income (loss) from operations                                 575         (3,677)          803       (1,562)

Interest income                                               259            226           747          698

Income (loss) before provision (benefit) for
   income taxes                                               834         (3,451)        1,550         (864)

Provision (benefit) for income taxes                          320         (1,225)          600         (315)

Net income (loss)                                          $  514       $ (2,226)       $  950      $  (549)

Basic earnings (loss) per share                           $  0.05       $  (0.22)      $  0.10      $ (0.06)

Diluted earnings (loss) per share                         $  0.05       $  (0.22)      $  0.09      $ (0.06)

Shares used in basic earnings (loss) per share
   calculation                                              9,479         10,018         9,406        9,940

Shares used in diluted earnings (loss) per share
   calculation                                             10,549         10,018        10,327        9,940

                                                        See accompanying notes.

                                                                           Concero, Inc.
                                                         Condensed Consolidated Statements of Cash Flows
                                                                          (in thousands)
                                                                           (Unaudited)


                                                                                   Nine Months
                                                                               Ended September 30,
                                                                       -------------------------------------
                                                                             1999              2000
Operating activities
Net income (loss)                                                            $  950            $  (549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                              999              1,696
     Bad debt expense                                                            28              1,154
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (1,035)            (4,643)
        Unbilled revenue under customer contracts                            (1,082)               742
        Prepaid expenses and other current assets                              (105)              (985)
        Trade payables                                                          267                223
        Deferred revenue                                                         35               (123)
        Accrued expenses and other current liabilities                        1,255                599
        Income taxes                                                          1,046               (388)
Net cash provided by (used in) operating activities                           2,358             (2,274)

Investing activities
Purchase securities                                                          (1,522)                 -
Proceeds from sale of short term investments                                      -              3,358
Acquisition of property and equipment                                        (1,190)            (3,481)
Net cash used in investing activities                                        (2,712)              (123)

Financing activities
Issuance of common stock                                                        165                730
Net cash provided by financing activities                                       165                730

Net decrease in cash                                                           (189)            (1,667)
Cash, beginning of period                                                     1,167              2,108

Cash, end of period                                                          $  978             $  441

Non-cash activities:
Unrealized gain on investments                                                $  24              $  45
Reduction of income taxes payable associated with the
   exercise of stock options                                                  $   9            $ 2,266



                                                         See accompanying notes.

                                   Concero, Inc.
                Notes to Condensed Consolidated Financial Statements
                                September 30, 2000
                                   (Unaudited)

1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Concero, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1999 included in our annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

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

3.       Comprehensive Income (Loss)

As of January 1, 1998, we adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on our net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on our available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss).

The components of comprehensive income (loss) for the three and nine months ended September 30, 1999 and 2000 are as follows:

                                                          Three months ended               Nine months ended
                                                            September 30,                    September 30,
                                                         1999            2000             1999           2000
                                                      -----------     -----------       ----------     ----------
Net income (loss)                                          $ 514        $ (2,226)           $ 950          $(549)

Unrealized gain (loss) on short term
  investments                                                (25)             22               42             70
Income tax expense (benefit) related to items
  of other comprehensive income                              (10)              8               18             25

                                                      -----------     -----------       ----------     ----------
Comprehensive income (loss)                                $ 499        $ (2,212)           $ 974          $(504)
                                                      ===========     ===========       ==========     ==========


                          Concero, Inc.
      Notes to Condensed Consolidated Financial Statements (Continued)
                          (Unaudited)

4.       Earnings (Loss) per Share

The following  table sets forth the  computation of basic and diluted  earnings loss) per share (in thousands, except per share data) for the three months and nine months ended September 30:

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                       1999                2000               1999              2000
                                                   --------------      --------------    ---------------    --------------
Numerator:
  Net income (loss)                                      $   514            $  (2,226)          $   950           $   (549)
                                                   ==============      ==============    ===============    ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                      9,479              10,018              9,406             9,940

  Effect of dilutive securities:
    Employee stock options                                   638                   -                463                 -
    Warrants                                                 432                   -                458                 -
                                                   --------------      --------------    ---------------    --------------
  Shares used in diluted earnings (loss) per
    share calculation                                     10,549              10,018             10,327             9,940
                                                   ==============      ==============    ===============    ==============

Basic earnings (loss) per share                         $   0.05           $   (0.22)          $   0.10         $   (0.06)
                                                   ==============      ==============    ===============    ==============

Diluted earnings (loss) per share                       $   0.05           $   (0.22)          $   0.09         $   (0.06)
                                                   ==============      ==============    ===============    ==============


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements regarding our ability to continue to market our services and sell our services to achieve anticipated results or to address emerging markets successfully. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The section below entitled "Factors That May Affect Future Results, Financial Condition and Market Price of Securities" sets forth certain factors that could cause our actual future results to differ materially from these statements.

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

     We derive our revenues from fees for services that are generated on an engagement-by-engagement basis. During the first nine months of 2000, we derived approximately 91% of revenues from time and materials contracts. We recognize revenues generated under time and materials contracts as the services are provided. For fixed price contracts, which accounted for the balance of our first nine months of 2000 revenues, we recognize revenues using the percentage-of-completion method. Using this method, we recognize revenue proportionate to the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor for completion. Revenues exclude expenses reimbursed by clients. Software licensing fees do not constitute a material portion of our revenue base.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the period indicated:

                                                    Three Months                            Nine Months
                                                 ended September 30,                    Ended September 30,

                                                 1999           2000                    1999           2000
Revenue                                          100%           100%                    100%           100%
Operating expenses:
   Technical staff                                55              64                      56             55
   Selling and administrative staff               19              16                      21             18
   Other expenses                                 21              46                      21             30
Total operating expense                           95             126                      98            103
Income (loss) from operations                      5             (26)                      2             (3)
Interest income                                    2               1                       3              1
Provision (benefit) for income taxes               3              (9)                      2             (1)
Net income (loss)                                  4%            (16)%                     3%            (1)%



Revenue

Our revenue consists primarily of fees for software services provided. Revenue increased 22% to $14.2 million in the quarter ended September 30, 2000 from $11.6 million in the quarter ended September 30, 1999. In the first nine months of 2000, revenue increased 38% to $45.5 million from $33.0 million in the first nine months of 1999. These increases are principally due to the improvement in our average hourly bill rate. Comparing the first nine months of 2000 with the same period in 1999 our average hourly bill rate increased 39%, as a result of two primary factors. First, we shifted our focus from performing primarily software development maintenance and support services in 1999 to delivering strategic e-business services supported by our national eStrategy, eSolutions, ePerformance, and eTV and Broadband practices. In the first nine months of 2000, our e-business services average bill rate was 140% higher than the average bill rate for our maintenance and support services. Second, we improved the average bill rate for our e-business services. In the first nine months of 2000 our average e-business solutions bill rate improved by 23% over the same period in 1999.

We experienced a 17% decrease in our revenue in the third quarter of 2000 compared with the second quarter of 2000. This decline was principally due to changing market dynamics that resulted in lower demand and billed hours for e-business services in the third quarter of 2000 compared with the second quarter of 2000. Much of this is attributable to the reduced funding of, and spending by, Internet and start-up businesses and lengthening sales cycles for the more established companies.

IBM accounted for 11% and 29% of revenue in each of the first nine months of 2000 and 1999, respectively. The IBM revenue consists of revenues from three different IBM organizations: IBM, Tivoli and Lotus. Another client accounted for 11% of revenue for the first nine months of 1999 and another client accounted for 13% of revenue for the first nine months of 2000. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to any subcontractors for work performed in connection with a client engagement. Technical staff expenses increased 43% to $9.2 million in the quarter ended September 30, 2000 from $6.4 million in the quarter ended September 30, 1999. Technical staff expenses were $25.2 million in the first nine months of 2000, an increase of 36% over $18.5 million for the first nine months of 1999. The increase in technical staff expenses is primarily due to the addition of personnel to service the increase in scope and number of client engagements.

As a percentage of revenue, technical staff expenses increased to 64% in the quarter ended September 30, 2000 from 55% in the quarter ended September 30, 1999. This increase was primarily the result of a decline in revenue from the second quarter of 2000 coupled with an increase in our billable staff. Technical staff expenses decreased to 55% of revenues for the nine months ended September 30, 2000 from 56% for the nine months ended September 30, 1999, primarily as a result of higher revenues resulting from the improvement in our average hourly bill rate.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel, and all commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses increased 5% to $2.3 million in the quarter ended September 30, 2000 from $2.2 million in the quarter ended September 30, 1999. This increase is due to the addition of selling and administrative staff offset by a reversal of an accrued bonus pool of $590,000 during the third quarter of 2000 as a consequence of lower operating income when compared with fiscal year 2000 targets required for payment under the bonus plan. Selling and administrative staff expenses were $8.1 million in the first nine months of 2000, an increase of 20% from $6.7 million in the first nine months of 1999. This increase was as a result of additions to our selling and administrative staff.

As a percentage of revenues, selling and administrative staff expenses decreased to 16% in the quarter ended September 30, 2000 from 19% in the quarter ended September 30, 1999, largely as a result of the reversal of an accrued bonus pool of $590,000 during the third quarter of 2000. Selling and administrative staff expenses decreased to 18% of revenue for the nine months ended September 30, 2000 from 21% for the first nine months of September 30, 1999, primarily as a result of higher revenues and the reversal of the aforementioned bonus pool.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses increased 161% to $6.4 million in the quarter ended September 30, 2000 from $2.5 million in the quarter ended September 30, 1999. During the third quarter of 2000, other expenses increased due to several items, including the addition of $1.1 million to our bad debt reserves, the recognition of $750,000 of deferred expenses related to a cancelled secondary offering and the write-off of a $125,000 investment in a start-up company. The remaining increase is primarily due to the addition and expansion of our facilities and higher recruiting, advertising, training and travel related costs. Other expenses were $13.8 million in the first nine months of 2000, an increase of 97% over other expenses of $7.0 million in the first nine months of 1999. This increase is primarily due to the aforementioned items affecting the third quarter and the cost of our branding and public relations launch associated with the change of our name to Concero during the first quarter of 2000.

As a percentage of revenues, other expenses increased to 46% in the quarter ended September 30, 2000 from 21% for the quarter ended September 30, 1999. Other expenses increased to 30% of revenue in the first nine months of 2000 compared to 21% in the first nine months of 1999.

Income from Operations

We recorded a loss from operations of $3.7 million for the quarter ended September 30, 2000 a decrease from income from operations of $575,000 for the quarter ended September 30, 1999. We recorded a loss from operations of $1.6 million in the first nine months of 2000, a decrease from income from operations of $803,000 in the first nine months of 1999. As a percentage of revenues, loss from operations was 26% for the quarter ended September 30, 2000 compared to income from operations of 5% for the quarter ended September 30, 1999. Loss from operations was 3% of revenue in the first nine months of 2000, compared to 2% of revenue in the first nine months of 1999.

Income Taxes

The benefit from income taxes of $315,000 for the nine months ended September 30, 2000 is computed using an estimated annual effective tax rate of 36%. This differs from the federal statutory rate of 34% as a result of state taxes, tax-exempt interest income and permanent differences for meals and entertainment expenses.

The provision for income taxes of $600,000 for the nine months ended September 30, 1999 is computed using an estimated annual effective tax rate of 39%, which differs from the federal statutory rate of 34% primarily due to state taxes and permanent differences for meals and entertainment expenses.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through cash flows from operations. Our liquidity and financial position consisted of $30.1 million in working capital as of September 30, 2000 compared to $29.3 million as of December 31, 1999. Our operating activities used cash of $2.3 million for the first nine months of 2000. Our operating activities provided cash of $2.4 million for the first nine months of 1999. We purchased approximately $3.5 million and $1.2 million of computers, office and system equipment and software in the first nine months of 2000 and 1999, respectively. At September 30, 2000, we had cash, cash equivalents and short-term investments totaling $15.3 million.

At September 30, 2000, we did not have any material commitments for capital expenditures. We have budgeted approximately $4.0 million for capital expenditures for fiscal 2000 of which $3.5 million has been spent through September 30, 2000. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

The number of days of revenue in our accounts receivable balance fluctuated from 84 days to 95 days during the first nine months of 2000 and increased from 93 days as of June 30, 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

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

     In August 1998, we began building a new management team. The new management team has refocused our business strategy. This strategy is described in the "Business" section in our Annual Report on Form 10-K filed March 14, 2000. Some of the changes to our business strategy include:

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

   Potential acquisitions could be difficult to integrate, disrupt our business dilute stockholder value and hurt our operating results.

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

     Our future success will depend in part upon the continued services of a number of key management and technical employees. The loss of any of our key personnel could hurt our ability to execute our strategy and grow our business. We do not maintain key-person life insurance on any of our employees. In addition, if one or more of our key employees resign to join a competitor or to form a competing business, we could lose existing or potential clients. In the event we lose any of these employees, we may not be able to prevent the disclosure or use of our proprietary technical knowledge, practices and procedures.

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

     During the first nine months of 2000, we derived 40% of our revenue from our five largest clients. Our largest client accounted for 13% of our revenue in the first nine months of 2000. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

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

     During the first nine months of 1999 and 2000, we generated approximately 22% and 9%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenues could be harmed and our expenses could increase. We sometimes must revise project plans after beginning a project because we failed to accurately estimate the resources required.

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

     Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitor's pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices, adversely affecting our operating margins.

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

     Our future success depends heavily on the further widespread use of the Internet as a means for commerce, and consumer and commercial acceptance of eTV and broadband. Despite the large amount of investor and media attention these technologies have received, they are in early stages of development and it is difficult to predict whether or how they will continue to develop. A number of factors, such as government regulation, taxation, general economic conditions and lack of consumer acceptance could hinder development of these technologies. If these new technologies fail to gain widespread acceptance or grow more slowly than expected, our business opportunities will diminish.

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

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

          We issued approximately 18,000 shares from July 1 through September 30, 2000 and approximately 8,000 shares from April 1, 2000 through June 30, 2000 of our common stock pursuant to exercises of stock purchase warrants issued in connection with the transfer of assets to the Company from Pencom Systems Incorporated in October 1996.
          The warrants have an exercise price of $0.04 per share. The issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) thereof or Rule 701 thereunder and appropriate restrictive transfer legends were affixed to the share certificates issued in such transaction.

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


                            CONCERO, INC.
                             (Registrant)



Date:  November 14, 2000            /s/ Timothy D. Webb
                                    Timothy D. Webb
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 14, 2000             /s/ Keith D. Thatcher
                                    Keith D. Thatcher
                                    Vice President of Finance, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial Officer)



Date: November 14, 2000             /s/ Kasaundra L. Smith
                                    Kasaundra L. Smith
                                    Controller
                                    (Principal Accounting Officer)