Form 10-K
period 2000-12-31
CONCERO INC
filed 2001-03-27
CIK 1030487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class       Name of Each Exchange on which Registered
           None                          None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of common stock on March 1, 2001 as reported on the Nasdaq National Market, was approximately $9.8 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's common stock).

     As of March 1, 2001, the Registrant had outstanding 10,165,208 shares common stock.

                       Documents Incorporated By Reference
 Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of
   Stockholders are incorporated by reference into Part III of this Form 10-K

                                     PART I

Item 1.  Business

In addition to the historical information contained herein, the discussion in this Form 10-K contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section captioned "Additional Factors That May Affect Future Results" in Item 1 of this Form 10-K as well as those cautionary statements and other factors set forth elsewhere herein.

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

In 1999, our management team began executing a strategy of providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with our e-business focus. Since the initiation of that strategy, we have successfully transitioned to providing e-business services, which is now the primary source of our revenue as evidenced by a 55% improvement in our average hourly bill rates since 1998 as compared with 2000. As a result of that change in strategy, we also experienced significant revenue growth since 1998 through the second quarter of 2000 after which time the market for e-business services began to deteriorate and our revenue declined. We have initiated cost reduction measures including a significant reduction in our staffing levels to more closely align our cost structure with anticipated future revenue opportunities. We have also narrowed our focus service offerings around:

o    Strategy  - We help clients create e-business strategies;

o Enterprise Portals - We enable clients to deliver a unified view of their company to customers over the Internet, through television and mobile devices;

o Content Chains- We enable our clients to efficiently produce and manage compelling content comprised of rich media, including video, audio, graphics and 3D models; and

o Interactive Television - We deliver interactive television and entertainment on-demand solutions, extending the reach of e-business to mass audiences.

We form strategic alliances with leading technology providers such as Vignette Corporation, Scientific-Atlanta and Artesia Technologies. We believe the nature of these alliances enables us to develop "ecosystems" centered around leading technology providers in which we serve as a catalyst for the widespread adoption of the provider's products. We call these ecosystems "exponential networks" or "exponets" for short. Exponets allow us to enter new markets, gain early access to emerging technologies, jointly market products and services and gain enhanced access to vendor training and support.

Our clients include both Fortune 1000 and early stage companies whose business strategies are designed and built around the Internet, including Concur Technologies, Dell, Digital Think, The Cobalt Group, UBS Warburg and Vignette.

We changed our name to Concero in April, 2000 from PSW Technologies. We engaged a national agency and a public relations firm to launch our branding campaign and to assist with other on-going awareness activities. We believe that our name change and related advertising and promotional activities will enable us to communicate our capabilities as a national e-business solutions provider to prospective clients and employees.

Industry Background

The market for e-business services is characterized by the demand for increasingly advanced solutions.

Many companies now recognize that the Internet has become strategic and important for maintaining competitive advantage in a dynamic market place. They recognize that the Internet is transforming how many businesses operate and that a new Web-centric business model, now commonly referred to as e-business, is emerging. E-business combines the reach of the Internet with emerging and existing technologies to enable companies to strengthen relationships with customers and business partners, create new revenue opportunities, improve operating efficiencies and enhance communications. Companies now seek to hire e-business services firms that can combine strategic thinking, consulting skills and technology expertise to rapidly develop innovative business models and provide solutions requiring deeper integration of existing applications that can handle increased volumes of transactions and traffic. Technology expertise has become increasingly important to companies and a key differentiating factor between services firms.

We believe the next-generation of e-business will offer dynamic and interactive rich content that integrates data, video and audio. Similarly, we believe that computing will be pervasive as business is transacted across multiple communication platforms, including television sets, personal computers and mobile devices. As a result, we believe that companies will need firms that can develop innovative strategies and design systems that integrate new technologies across these many platforms and can handle higher volumes of transactions and traffic. Additionally, with the proliferation of new technology, companies will require guidance to select and integrate appropriate technologies.

Concero Solution

We are an e-business services firm that combines strategic consulting skills with deep technology and integration expertise. This combination enables us to utilize existing and new technologies to provide reliable, flexible and scalable e-business solutions. Our alliances with leading Internet, interactive television and broadband technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as strategic insight into their next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy e-business solutions that enhance their competitive positions.

Extensive Technology Expertise: We Understand

We are technologists with a deep understanding of software development and integration. We provide our clients with e-business solutions that are reliable, robust, secure and scalable and that take advantage of innovative uses of existing and emerging technologies. Our technical expertise enables us to provide solutions that integrate:

o Application Architectures. We develop open architectures that allow companies to integrate new applications and flexibility to easily add and change content sources in order to quickly respond to changing market conditions. These application architectures are configured to maximize scalability and flexibility using common operating systems such as Unix and NT.

o Interactive Applications. We identify the appropriate interactive applications needed to fulfill our clients' business requirements. Our technology expertise allows us to select the appropriate pre-packaged applications, design and build custom applications and combine and integrate them to create the desired functionality, including the presentation of personalized content and e-commerce capability.

o Content Services. We enable interactive applications to utilize many types of content, including information from internal databases and external complementary service providers, as well as external data, video and audio feeds.

o Communication Platforms. We design our solutions to enable our clients to reach a large audience by delivering content and services over the Internet and through television. We intend to expand our expertise to enable our clients to deliver content and services to mobile devices, as these technologies develop.

Innovative and Forward-Thinking:  We Envision

We help companies understand the business opportunities offered by adopting an e-business strategy. Using our technology expertise, we typically work with companies to develop a sustainable strategy and customized solution that will facilitate their transition to, and continuing evolution as, an e-business. We evaluate interactive applications and other technologies currently available in order to help our clients select the ones most appropriate. Through our alliances with technology providers such as Vignette Corporation, Scientific-Atlanta and Artesia Technologies, we have gained a thorough understanding of their market leading products and, more importantly, valuable insight into the creation and application of other next-generation technologies. We use our technological insight to help companies develop e-business solutions that incorporate today's leading interactive applications and other technologies as well as position companies to take advantage of next-generation technology.

Rapid and Reliable Execution:  We Deliver

Utilizing the Concero Approach and our deep technology expertise, we deliver e-business solutions in rapid timeframes to meet client requirements. The Concero Approach provides an iterative framework for helping a client quickly define its strategy and design, develop and deploy an e-business solution. Our thorough understanding of our alliance partners' technologies enables us to customize and integrate their products quickly and reduces the overall time needed to deploy an e-business solution. To further increase the speed and reliability of our execution, we employ knowledge management systems and processes to capture the intellectual capital we gain through our collective experiences and to disseminate it throughout our organization.

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

Develop Exponets. We believe our alliance partner model provides us with a competitive advantage. Our alliances are deeper and more strategic than a traditional vendor relationship. We form partnerships with technology providers who we believe offer products that have significant market potential and enhance our ability to provide innovative solutions. These relationships can include a range of activities, including joint marketing, product development services, product deployment and integration of our alliance partner' products into e-business solutions and providing client feedback to help our partners enhance their products. We believe the nature of these alliances enables us to help develop "ecosystems" centered around a leading technology provider in which we serve as a catalyst for the widespread adoption of the provider's products. We call these ecosystems "exponential networks" or "exponets" for short. By nurturing exponets and fostering interconnections between them, we will create an opportunity to access more potential clients, generate additional revenue and establish Concero as a thought leader.

Enhance Brand Awareness. We believe that enhancing market recognition of our solutions will increase our visibility with potential clients, alliance partners and prospective employees. We believe that maintaining a reputation for delivering innovative e-business solutions will enhance our ability to win repeat business from our existing clients and to attract new clients. During 2000, we completed the process of changing our name to Concero to re-brand our company and our services to reflect our e-business capabilities and successes. Our brand development programs are designed to reinforce our position as a national company with a proven record of delivering e-business solutions.

Hire and Retain Qualified Professionals. Attracting and retaining professionals is essential to our business. We attract, hire, develop and retain personnel by emphasizing the skills and values required to provide our services. We have implemented an employee referral program which provides many prospective employees. To retain our professionals, we will continue to foster our company culture, provide ongoing training and career development opportunities and provide competitive compensation.

Services

Our focus services consist of Strategy and three interrelated, broadband solution sets: Enterprise Portal, Content Chain, and Interactive Television.

Strategy. Our Strategy services utilize a structured process called Digital Rethink to translate multi-channel ideas and innovations into pragmatic strategies. Our strategists work side-by-side with clients to develop strategies that range from the exploration of new ideas and business plans, all the way to the development of plans that incorporate our delivery competencies with content chains, enterprise portals and interactive television solutions.

Enterprise Portal. Our Enterprise Portal solutions enable our clients to present a unified view of the company to their customers. Our solutions utilize open architectures that allow clients to integrate new applications and quickly respond to changing market conditions. Using our technology expertise, we identify and select the appropriate technology product and off-the-shelf applications, design and build custom applications and combine and integrate them to meet the client's desired functionality. Additionally, our solutions often incorporate architectures that allow clients to reach a large audience by delivering content and services over the Internet, through television and mobile devices.


Content Chain. Our Content Chain solutions enable clients to efficiently produce and manage compelling content that can be packaged and marketed for delivery to customers when and where they want it. Content chain refers to the process of producing, managing and delivering content. Content takes many forms ranging from rich media, including video, audio, graphics and 3D models, to the reports produced by financial analysts. Applying our Content Chain solutions, we enable a client's use of many types of content, including information from internal databases and external complementary service providers as well as external data, video and audio feeds.

Interactive Television. We deliver custom Interactive Television solutions including interactive programming guides, electronic buying guides, video-on-demand, gaming, e-commerce, entertainment-on-demand and advanced user interfaces. Our development centers incorporate specialized equipment required to develop and test interactive television applications. These centers allow us to provide cross-platform development services for applications that will run on Harmonic, Motorola and Scientific-Atlanta head-ends and a variety of digital set-top boxes.

We provide product development and integration support, as well as limited maintenance and support services for our client's software products.

Concero Approach

Our solutions are delivered using a phased development process and documented methodologies which together we call the Concero Approach. We believe that successful solutions require a well-designed development process and methodologies to organize the project team to efficiently accomplish numerous interrelated tasks. In addition, this phased approach provides the client with several cost/benefit checkpoints and helps to align client expectations with solution objectives. The methodologies are independent of any specific technology and, therefore, provide a common structure across solutions allowing our team members to tap the experience, ideas and measurements of other teams that have worked on similar engagements or from our professionals who have worked on projects with technology vendors.

The Concero Approach accelerates deployment of e-business solutions, improves the quality of the solution and addresses business and technological evolution. The methodology not only benefits the solution through the development process but also assists the client in maintaining and extending the solution after deployment. Utilization of the Concero Approach is designed to reduce risks to us and our client, to maximize client satisfaction and to allow us to efficiently transfer expertise to the client.

The methodologies are documented and provide the philosophy, phases, deliverables, procedures and description of tasks to complete a specific solution. In addition, the methodology documentation includes a description of the team structure, roles and responsibilities of both us and our client personnel, as well as templates, samples, tools, tips and techniques for completing deliverables.

The development process consists of the following phases: Digital Rethink, Define, Design, Develop and Deploy.

Digital Rethink. Through the Digital Rethink phase, we help companies define their strategies, business models and action plans for leveraging digital technology. We educate clients on the key principles of the network economy, covering areas such as the development of digital branding, personalization techniques, technology options and customer attraction and retention strategies.

Define. During the Define phase, we develop an operational plan and technology architecture that supports the strategy developed in the Digital Rethink phase. Our teams use one of two architectural approaches in this phase, the Digital

Rethink Framework or a custom architecture. We develop custom architectures for clients if their needs dictate a different set of software products or if they are already using components that replace elements of the Digital Rethink Framework.

Design. During the Design phase, we develop the detailed design specifications and complete a baseline configuration of the software products needed to create the technical solution. The project teams design components that will be developed to complete the architecture. During this phase, we deliver prototypes that help clients visualize their new e-businesses. This process is typically iterative with feedback and testing results incorporated throughout the process.

Develop. During the Develop phase, we build the technical solution that will be deployed and perform tasks such as coding, testing and software integration. Once the technical solution has been built, we use our expertise to thoroughly test it. At the end of this phase, we are in position to deploy our solution.

Deploy. During the Deploy phase, we launch the completed technical solution. Following launch, we perform knowledge transfer to the client's operations team that will provide ongoing support and maintenance. In addition, we monitor the site and identify functional, technical and performance improvements that can be incorporated into the next generation of the site. This discovery process culminates in a project work plan for the design and development of the next generation of the client's e-business solution.

Alliances

We believe that our alliances with leading technology providers such as Vignette Corporation, Scientific-Atlanta and Artesia Technologies enable us to develop extensive knowledge of their technologies and other applications and provide additional insight into developing and deploying e-business solutions. We believe our alliances can be deeper and more strategic than a traditional vendor relationship due to our involvement with our partners' product development. These relationships encompass a range of activities, including:

o        joint marketing;
o        product development services;
o product deployment and integration of our alliance partners' products as part of solutions we provide clients;
o providing feedback from our clients to help our partners enhance their products; and
o integration and certification of third party applications for use with our partners' products.


We have substantial alliances with:

Vignette Corporation

Vignette supplies software applications for building e-businesses. Our relationship with Vignette began in 1999 when they engaged us to provide them with software development services. We are a Vignette Consulting Alliance Partner, and we are now engaged by a number of companies using Vignette's software as part of their e-business solutions. In January 2000, we launched, in conjunction with Vignette's Professional Services group, a joint e-performance service offering at Vignette's international sales meeting. In conjunction with Vignette, we created the Vignette Integration and Certification Program. Through this program we certify independent software vendors as Vignette Technology Partners and recognize software applications that can be integrated with Vignette software and that meet Vignette's quality and performance requirements. We also share a number of clients with Vignette, including SBC Communications, Nationwide Insurance, Entrepreneur.com and Miller Freeman PSN.

Scientific-Atlanta, Inc.

Scientific-Atlanta supplies broadband communications systems, satellite-based video, voice and data communications networks and worldwide customer service and support. Scientific-Atlanta has been our customer since 1991. Over the course of many years, we have provided Scientific-Atlanta with a variety of services, including systems architecture consulting, software development strategy and assessment, assistance with their development of analog network solutions for set-top boxes, and system and network management projects related to the Scientific-Atlanta Explorer family of digital set-top systems. As a result, we have been engaged by companies such as Commerce.TV, DIVA and Intertainer to develop and assist with the development of interactive, digital television set-top box applications.

Artesia Technologies

Artesia Technologies supplies digital asset management solutions. Artesia's core product TEAMS(TM), enables organizations to capture, manage and dynamically re-express rich media. Through the creation of joint sales, marketing and training programs, the partnership enables us to streamline the process for the development and deployment of Internet infrastructure for the management and distribution of rich media. In 2000, we worked on our first joint client deployment for a provider of e-business products and services for the automotive industry.

We have a number of other alliance relationships with leading technology vendors including Akamai, BEA, iSyndicate, MicroStrategy, Mercury Interactive and Microsoft. Our strategy is to initiate, create and manage alliances with leading technology vendors with products that we anticipate will have significant market opportunities.

Sales and Marketing

We sell our professional services through a team that includes senior level personnel who have significant experience with solution-based selling and delivery of information technology services, targeted account sales professionals who have experience in their assigned market segment, and business development managers who are responsible for coordination of selling activities around our alliance partners within the manager's assigned geographies. Our regional technical directors collaborate with the sales team to form a joint sales approach for identifying and winning new clients and follow-on business.

A corporate and field marketing team supplements our business development efforts and supports our sales team through:

o        direct mail and e-mail campaigns targeting corporate executives;
o        coordination of public speaking engagements;
o        attendance at industry conferences;
o        participation in industry organizations; and
o        joint marketing activities with our alliance partners.

While we believe that the opportunities afforded through our solutions span a broad range of industries, we are primarily focused on the media and entertainment, communication, and interactive television markets. We market our services both to Fortune 1000 corporations and to early stage companies, as well as technology providers on a selective basis.

We changed our name to Concero in April 2000 and launched our first major branding campaign. Concero is a Latin word that means to connect, join or bring together. We believe our new name reflects the principles and practices behind our business. Our business strategy enables us to connect our clients, alliance partners and new technology.

Our five largest clients accounted for 51% and 34% of our revenue in 1999 and 2000, respectively.

Employees and Culture

As of March 1, 2001, we had 355 employees, of which 253 were technical staff performing consulting services and 102 were management and administrative personnel performing marketing, sales, human resources, finance, accounting, legal, information technology and administrative functions. However, on March 16, 2001, we announced a cost reduction program that included a planned workforce reduction of approximately 130 employees, including approximately 85 technical staff. The workforce reduction is intended to more closely match our workforce level to our recent levels of demand for our services.

We must continue to identify, recruit, hire, develop and retain outstanding professionals. We believe our success in doing this will depend on our ability to foster our company culture, to provide ongoing training and career development opportunities and provide competitive compensation strategies.

Recruiting. We staff recruiters in several of our offices so they can stay closely aligned with our local business needs and use a variety of sources to build a strong pipeline of candidates. We emphasize technical skills, teamwork, professionalism, commitment to learning and leadership. We believe our employees provide the best source for strong candidates and have developed an innovative employee referral program that results in a large number of potential candidates.

Career Development and Training. Our success depends on keeping our workforce aware of the latest technologies and tools. We utilize many different training techniques, including classroom, self-paced and Web-based training. We have made investments in training on new technologies, including XML and Java, and products from Vignette, Motorola, Artesia and Mercury Interactive. We also concentrate on developing project management, communication and people management skills. We are committed to helping people grow and succeed in their careers. We have defined multiple career paths so that our people can grow into senior technology, project management and business development roles.

Compensation. We offer compensation packages that include competitive salaries, benefits and bonuses. We believe that linking a portion of the employee's compensation to our success through bonuses and stock options fosters an entrepreneurial culture and encourages behavior that benefit our clients, our team members and our company.

Culture. We cultivate our company culture through communicating and nurturing the same values emphasized in our recruiting process. We hold a two-day new employee orientation in Austin that focuses on describing our culture and values, meeting other new employees from all our locations and learning about our strategic business initiatives. Each office conducts "all-hands" meetings on a quarterly basis. We utilize our intra-net, Innercircle, as well as internal email newsletters to communicate important events, news from client projects, and other key project information in addition to rewards and promotions. Periodic employee surveys help us target new programs appropriately.

Competition

We compete in the e-business services market, which is relatively new and intensely competitive. We expect competition to intensify if the market evolves and consolidates. We compete with companies in the following categories:

o Internet services firms, such as Sapient, Proxicom, Razorfish, Scient and Viant;

o        software engineering firms, such as Cysive;

o        large systems integrators, such as EDS, IBM and Accenture;

o        management consulting firms, such as McKinsey and Boston Consulting
         Group

o        the consulting divisions of accounting firms; and

o        internal IT departments of current and potential clients.


Many of our competitors have longer operating histories, larger client bases, longer relationships with clients, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. Several competitors offer a broader range of services than we do.

We believe that the main competitive forces in the e-business services industry are:

o        the quality of e-business solutions;

o        the speed of development;

o        technical and business expertise;

o        project management skills;

o        referenceable customer base;

o        integrated methodologies;

o        effectiveness of business development efforts; and

o        brand recognition.


We believe that we compete favorably with respect to most of these factors.

Our industry has low barriers to entry. We do not own any technologies that effectively preclude or inhibit competitors from entering our industry. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies. The cost to develop and provide information technology consulting services are relatively low. Therefore, we expect to continue to face additional competition from new entrants into our industry.

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We believe the intellectual capital we gain early in technology providers' development cycles provides us with a competitive advantage. We also have developed the Digital Rethink Framework and reusable objects for interactive and enhanced television applications. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We do not posses any patents.

We typically enter into confidentiality and non-disclosure agreements with our employees and generally require that our clients enter into similar agreements. These agreements are intended to limit access to and distribution of our proprietary information. We cannot ensure that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

Additional Factors That May Affect Future Results

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business.

Risks that Relate to Our Business Strategy

We are subject to a number of risks related to our business strategy. We describe some of these risks below. If any of these risks materializes, our business, financial condition and results of operations could be harmed, and our stock price could fall.

We refocused our business strategy.  This may not be successful.

In August 1998 we began building a new management team. The new management team has refocused our business strategy. This strategy is described in the section caption "Business" in Item 1 of this Form 10-K. Some of the changes to our business strategy include:

o expansion into new and largely untested business areas such as interactive television and broadband services;

o realignment of our internal corporate structure on a geographic basis as opposed to a product basis; and

o a shift in focus of our client base from technology vendors to technology users, and a shift from longer-term development and maintenance arrangements to specific, shorter-term e-business project engagements.


Our shift from ongoing development and maintenance engagements to strategic engagements has favorably affected our average billing rates but negatively affected our technical staff utilization rates. If we were not able to offset decreases in our utilization rates through increases in our billing rates, our profitability would be harmed. Adverse economic conditions, a lack of consumer acceptance of interactive television, broadband and other advanced technologies, increased competition and other factors could hurt both our utilization rates and our billing rates. As a result, it is too early to know whether the refocusing of our business strategy will help us achieve long-term success. Companies that implement major changes in their business strategy can face more challenging risks and unexpected difficulties. These risks and difficulties apply particularly to us because the market for our Internet and e-business consulting services is new and rapidly evolving.

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

In particular, some of the technologies that we are focusing on heavily, such as interactive television and broadband, may not achieve business or consumer acceptance in the near term, or at all. For example, companies promoting interactive television and broadband services may find that consumers are reluctant to use these services due to prohibitive cost or complexity. As a result, we may commit substantial resources developing expertise in areas that will not yield substantial revenue or profit for us in the next few years.

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

Any of our alliance partners may choose to end the alliance, alter the terms of the alliance in a way that harms our business or increase the level of business they conduct with one of our competitors. Similarly, if one of our alliance partners undergoes a management or ownership change, we could lose access to critical technology and business opportunities. The publicity that could accompany these kinds of changes could have a damaging effect on our stock price.

Moreover, our brand may be closely associated with the business success or failure of our alliance partners, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of these companies may damage our brand and hurt our business opportunities.

Some of our clients are emerging companies that have little or no operating history and may lack the resources to pay our fees.

Because we focus on emerging technologies, we derive some of our revenue from small companies, particularly start-up companies that have limited operating histories and resources to pay our fees. These companies often have little or no earnings or cash flow and their business is generally at a greater risk of failing than more established businesses. As a result, these clients may not be able to pay for our services in a timely manner, or at all. These effects would lead to an extension of our collection period, which would harm our liquidity, and an increase in our bad debt expense, which would harm our profitability.

We may make investments in clients or potential clients that are emerging companies. These investments are risky, we have limited experience in making these investments and we could lose all of our investment.

Although not a key part of our strategy, we may make strategic investments in small, emerging clients or potential clients. We may also agree to take some or all of our fees in the form of equity securities issued by these clients as part of our engagement. Investments in such emerging companies are extremely risky and some or all of our investment could be lost. We have limited experience in these investments and in managing these arrangements.

Potential acquisitions could be difficult to integrate, disrupt our business, dilute stockholder value and hurt our operating results.

We may pursue acquisitions of businesses and technologies that are complementary to our core businesses. Our ability to grow through acquisitions will depend on the availability of attractive acquisition candidates, our ability to compete for these acquisition candidates and the availability of capital to finance these acquisitions.

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

Our business is subject to declines in demand due to changing market dynamics affecting our customers.

Our business is subject to declines in demand due to changing market dynamics affecting our customers. In the second half of 2000, we experienced a 17% decrease in revenue as compared to the first half of 2000. We believe this decrease was attributable in part to reduced spending by Internet and start-up businesses resulting from a less favorable investment climate for Internet and start-up companies engaged in e-business. This decrease was also attributable to reduced or deferred spending for e-business services by established companies resulting from efforts of these companies to reduce expenses in light of the recent deterioration of economic conditions in the United States. These factors affecting demand for our services have continued into the early part of 2001, and we would expect that a continuation of these factors would continue to adversely affect our revenue and profitability.

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

In March 2001, we announced plans to reduce our workforce by approximately 130 people, including approximately 85 technical staff who perform consulting services, in order to more closely match our workforce level to our recent levels of demand for our services. We believe that the retained workforce will allow us to continue to execute our strategy at our anticipated lower levels of activity although it is possible that our workforce reduction plans will result in the loss of key personnel who we desire to retain.

We need to recruit, train and retain qualified employees to successfully grow our business.

Our success depends on our ability to recruit, train, retain, motivate and manage highly skilled employees. Qualified project managers, software architects and senior technical and professional staff with the skills we need are in demand worldwide. If we are not able to hire, train and retain a sufficient number of highly skilled employees, our ability to manage and staff existing projects and to obtain new projects might suffer. In addition, a competitive labor market may require us to raise salaries faster than we have in the past, and faster than we raise our billing rates.

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

We depend on a small number of clients for a significant portion of our revenue.

In 1999 and 2000, we derived 51% and 34% of our revenue from our five largest clients, respectively. Our largest client in 1999 and 2000 accounted for 26% and 10% of our revenue, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

Our lack of long-term contracts with clients makes our revenue difficult to predict.

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

Moreover, our clients can generally reduce the scope of our services or cancel our engagements without penalty and with little or no notice. If a client postpones, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we might not be able to re-deploy our employees quickly to other engagements.

Some of our client contracts are on a fixed-price basis. If we fail to accurately estimate the resources required for a fixed-price project, our profitability would be harmed.

During 1999 and 2000, we generated approximately 21% and 7%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenue could be harmed and our expenses could increase.

We may not collect all of our accounts receivable.

The accounts receivable we generate from our services are subject to the risk of non-payment, either due to the lack of financial resources of a customer or due to a dispute with respect to the services provided. In 2000, we increased our reserve for doubtful accounts by $1.7 million in order to take into account the likelihood of non-payment on a portion of our accounts receivable. We periodically analyze our accounts receivable and these reviews may result in increases to our reserve for doubtful accounts.

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


We compete against numerous companies that offer Internet services, software engineering, systems integration, or management consulting, as well as the consulting arms of large accounting firms. Because relatively low barriers to entry characterize the market, we expect other companies to enter our market. Some large information technology consulting firms have announced that they will focus more resources on e-business opportunities.

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

Our future success depends heavily on the further widespread use of the Internet as a means for commerce, and consumer and commercial acceptance of interactive television and broadband. Despite the large amount of investor and media attention these technologies have received, they are in early stages of development and it is difficult to predict whether or how they will continue to develop. Development of these technologies could be hindered by a number of factors, such as government regulation, taxation, general economic conditions and lack of consumer acceptance. If these new technologies fail to gain widespread acceptance or grow more slowly than expected, our business opportunities will diminish.

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

Item 2.  Properties

Our executive offices and primary facility consist of approximately 78,960 square feet located in two adjacent buildings in Austin, Texas. We lease these facilities under two leases that expire on December 31, 2003 and June 30, 2007, respectively, and each are renewable at our option for an additional five-year term.

We recently leased approximately 8,100 square feet of office space in Orange County, California. We lease approximately 4,500 square feet of office space in San Francisco, California located in the heart of the financial district. We lease approximately 4,100, 5,300 and 6,700 square feet of office space in Chicago, Illinois, Framingham, Massachusetts and Bellevue, Washington, respectively. In addition, we have offices located in New York City, and Dallas.

Our employees are also located at client sites throughout the United States. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if and as needed.


Item 3.  Legal Proceedings

We are involved from time to time in routine legal proceedings incidental to the conduct of our business. We are not currently a party to any material legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market since our initial public offering on June 5, 1997. We formally began doing business as Concero on April 17, 2000, and our Nasdaq ticker symbol changed from "PSWT" to "CERO" on April 28, 2000. Prior to our initial public offering, there had been no public market for our common stock. The following table sets forth the quarterly high and low sale prices for our common stock as reported by the Nasdaq National Market for the two most recent fiscal years:

         Fiscal Year Ended December 31, 1999      High               Low

         First quarter                         $  4.63           $  2.50
         Second quarter                           4.13              2.94
         Third quarter                            6.50              3.63
         Fourth quarter                          24.00              5.13

         Fiscal Year Ended December 31, 2000      High               Low

         First quarter                         $ 53.50           $ 16.63
         Second quarter                          51.13              9.63
         Third quarter                           12.88              3.50
         Fourth quarter                           4.63              1.88

As of March 1, 2001, there were 10,165,208 shares of common stock outstanding held by 64 stockholders of record. We currently intend to retain any earnings for the operations and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon our earnings, financial condition, cash requirements, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6.  Selected Financial Data

We formally began doing business as Concero, Inc. on April 17, 2000 and our Nasdaq ticker symbol was changed to "CERO" on April 28, 2000. We commenced operations as a corporation effective October 1, 1996 as PSW Technologies, Inc. Prior to October 1, 1996, we conducted our business and operations as the software division of Pencom Systems Incorporated. The selected financial data presented below have been derived from our audited financial statements and those of our predecessor and include the portion of a software contract that had previously been allocated to Pencom. The statements of operations data for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from our financial statements that appear herein. The statements of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from our audited financial statements that do not appear herein. The information presented below reflects the financial condition and results of our operations and our predecessor, and does not necessarily reflect what our financial condition and results of operations would have been had we been operated as a separate, stand-alone company during 1996, nor is it necessarily indicative of future results. The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                     ---------------------------------------------------------------
                                                                         Year Ended December 31,

                                                           1996         1997          1998        1999         2000
                                                           ----         ----          ----        ----         ----
In thousands, except per share data

  Statements of Operations Data:
  Revenue.....................                        $  31,274    $  44,118    $   39,101   $  45,823    $  57,290
  Operating expenses.............................
      Technical staff............................        16,444       22,479        23,440      25,377       33,833
      Selling and administrative staff...........         5,622        8,405        10,121       9,034       10,872
      Other Expenses.............................         5,684        7,979         8,933       9,504       18,178
      Special compensation expense...............         2,193          268            75          16           --
                                                      ---------    ---------    ----------   ---------    ---------
Total operating expenses                                 29,943       39,131        42,569      43,931       62,883
                                                      ---------    ---------    ----------   ---------    ---------

  Income (loss) from operations..................         1,331        4,987        (3,468)      1,892       (5,593)
  Interest income (expenses), net................          (170)         431           946       1,018          943
                                                      ---------    ---------    ----------   ----------   ---------
  Income (loss) before provision (benefit) for
  income taxes...................................         1,161        5,418        (2,522)      2,910       (4,650)
                                                      ---------   ----------    ----------   ----------   ---------

  Provision (benefit) for income taxes:
      Nonrecurring charge for termination of
        Subchapter S election....................            --       1,200           --           --           --
        C corporation taxes......................            --       1,000         (1,060)      1,130         (725)
                                                      ---------   ---------     ----------   ---------    ---------

  Net income (loss)..............................    $    1,161   $   3,218     $   (1,462)   $  1,780   $   (3,925)
                                                     ==========   =========     ==========    ========    =========

  Diluted earnings (loss) per share..............                               $    (0.16)   $   0.17   $    (0.39)
                                                                                ==========    ========   ==========

  Unaudited pro forma information:
  Historical income before provision for
      income taxes...............................    $   1,161   $    5,418
      Pro forma provision for income taxes.......          441        1,900
                                                     ---------   ----------
  Pro forma net income...........................    $     720   $    3,518
                                                     =========   ==========
      Pro forma diluted earnings per share.......    $    0.11   $     0.41
                                                     =========   ==========

  Shares used in diluted earnings (loss) per
        share calculation..........................      6,689        8,517          9,113       10,501       9,971
                                                     =========   ==========     ==========    =========   =========

                                                     ==============================================================
                                                                                December 31,
                                                     --------------------------------------------------------------
                                                          1996        1997            1998         1999        2000
                                                          ----        ----            ----         ----        ----
  In thousands
  Balance Sheet Data:
  Working capital................................    $   1,648   $  28,074      $   27,379   $   29,260   $  24,161
  Total assets...................................       11,943      35,420          33,351       37,816      35,806
  Total stockholders' equity.....................        3,444      31,859          31,068       33,422      32,760

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Form 10-K. The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Additional Factors That May Affect Future Results" and elsewhere in this Form 10-K.

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

In 1999, our management team began executing a strategy of providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with our e-business focus. Since the initiation of that strategy, we have successfully transitioned to providing e-business services, which is now the primary source of our revenue as evidenced by a 55% improvement in our average hourly bill rates since 1998 as compared with 2000. As a result of that change in strategy, we also experienced significant revenue growth since 1998 through the second quarter of 2000 after which time the market for e-business services began to deteriorate and our revenue declined. We have initiated cost reduction measures including a significant reduction in our staffing levels to more closely align our cost structure with anticipated future revenue opportunities. We have also narrowed our focus service offerings around:

o    Strategy  - We help clients create e-business strategies;

o Enterprise Portals - We enable clients to present a unified view of their company to their customers over the Internet, through television and mobile devices;

o Content Chains - We enable our clients to efficiently produce and manage compelling content comprised of rich media, including video, audio, graphics and 3D models; and

o Interactive Television - We deliver interactive television and entertainment on-demand solutions, extending the reach of e-business to mass audiences.

Given our shift in strategy, our results of operations prior to 1999 do not necessarily reflect our current business.

Revenue

We derive our revenue from fees for services that are generated on an engagement-by-engagement basis. In 2000, we derived approximately 93% of revenue from time and materials contracts. We recognize revenue generated under time and materials contracts as the services are provided. For fixed price contracts, which accounted for the balance of our 2000 revenue, we recognize revenue using the percentage-of-completion method. Using this method, we recognize revenue proportionate to the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. Revenue excludes expenses reimbursed by clients.

In 2000, our largest client accounted for 10% of our revenue. Another client accounted for 26% and 9% of revenue in 1999 and 2000, respectively.

We experienced a significant decline in our revenue in the second half of 2000 compared with the first half of the year. With the continued weakness in the economy at large and the market for e-business services in general, we have initiated cost reduction measures to more closely align our cost structure with near-term future revenue opportunities. In the first quarter of 2001, we expect to report a charge of $4.5 million to $5.0 million in connection with employee severance and the elimination of excess office space and equipment.

Expenses

Our technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client engagement.

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

Excluding the first quarter 2001 charge of $4.5 million to $5.0 million associated with our recently announced cost reduction measures, we expect our expenses will decline from recent levels in absolute dollars as a result of those actions.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our statements of operations for the periods indicated:

                                                                                --------------------------------------
                                                                                        Year ended December 31,
                                                                                      1998         1999          2000
                                                                                ----------         ----          ----
Revenue....................................................................           100%          100%         100%
Operating Expenses:
   Technical staff.........................................................            60            55           59
   Selling and administrative staff........................................            26            20           19
   Other expenses..........................................................            23            21           32
Operating expenses.........................................................           109            96          110
                                                                                ===========    ===========   ===========
Income (loss) from operations..............................................           (9)             4          (10)
Interest income (expense), net.............................................            2              2            2
Provision (benefit) for income taxes.......................................           (3)             2           (1)
                                                                                -----------    -----------   -----------
Net income (loss)..........................................................           (4%)           4%            (7%)
                                                                                ===========    ===========   ===========

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue. Revenue increased 25% to $57.3 million in 2000 from $45.8 million in 1999, principally due to improvements in our average hourly bill rate. Our average hourly bill rate increased 34%, as a result of two primary factors. First since 1999, we have shifted our focus from performing primarily software development maintenance and support services to delivering strategic e-business services. In 2000, our e-business services average bill rate was 141% higher than the average bill rate for our maintenance and support services. Second, our average bill rate for e-business services has increased by 29% from 1999 to 2000.

We experienced a 17% decrease in our revenue in the second half of 2000 compared with the first half of 2000. This decline was principally due to changing market dynamics that resulted in lower demand and billed hours for e-business services in the last six months of 2000 compared with the first six months of 2000. Much of this is attributable to the reduced funding of, and spending by, Internet and start-up businesses and lengthening sales cycles for more established companies.

In 2000, our largest client accounted for 10% of revenue. Another client accounted for 26% and 9% of revenue in 1999 and 2000, respectively. No other customer accounted for more than 10% of revenue in 1999 or 2000.

Technical Staff. Technical staff expenses were $33.8 million in 2000, an increase of 33% over 1999 technical staff expenses of $25.4 million. The increase in technical staff expenses is primarily due to the addition of personnel to service the increase in scope and number of client engagements. As a percentage of revenue, technical staff expenses increased to 59% in 2000 from 55% in 1999. This increase was primarily the result of a decline in revenue in the third and fourth quarters of 2000 coupled with an increase in our billable staff over that same period.

Selling and Administrative Staff. Selling and administrative staff expenses were $10.9 million in 2000, an increase of 20% from $9.0 million in 1999. The increase was primarily due to the addition of selling and administrative staff offset by lower bonus awards in 2000. Selling and administrative staff expenses decreased to 19% of revenue in 2000 from 20% of revenue in 1999. The decrease in selling and administrative staff expenses as a percentage of revenue is due primarily to the increase in revenue.

Other Expenses. Other expenses were $18.2 million in 2000, an increase of 91% over other expenses of $9.5 million in 1999. As a result of higher revenue and staffing levels during the first half of 2000, we initiated spending activities in anticipation of further revenue increases. These activities consisted primarily of the addition and expansion of facilities and equipment, and higher recruiting, advertising and public relations, training and travel costs. During 2000, we also had several individually significant expenses compared to 1999 including the addition of $1.7 million to our bad debt reserves, expenses of $750,000 related to a cancelled stock offering, expenses of approximately $500,000 associated with the Concero name change, and the write-off of a $125,000 investment in a start-up company.

As a percentage of revenue, other expenses increased to 32% from 21% in 1999. This increase was primarily due to the decline in revenue experienced in the second half of 2000 without a ratable decline in other expenses, which include significant semi-fixed costs and the aforementioned significant individual expenses.

Income (Loss) from Operations. We recorded a loss from operations of $5.6 million in 2000 compared to income of $1.9 million in 1999.

Income Taxes. The income tax benefit of $725,000 for 2000 was computed using an effective tax rate of 16%, which differed from the federal statutory rate of 34% primarily as a result of the increase in the valuation allowance of $965,000 and the impact of state taxes. The provision for income taxes of $1.1 million in 1999 was computed using an effective tax rate of 39%, which differs from the federal statutory rate of 34% as a result of state taxes.

Realization of our net deferred tax asset is dependent on generating $9.5 million of taxable income. We do not expect future taxable income to differ significantly from pre-tax book income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue. Our revenue was $45.8 million in 1999, up 17% from 1998 revenue of $39.1 million, principally due to the improvement in our average hourly bill rate. This improvement in our average hourly bill rate resulted from our shift from performing primarily software development support services to developing strategic e-business services. This was partially offset by a decrease in our average technical personnel utilization rate.

One client accounted for 35% and 26% of revenue in 1998 and 1999, respectively. No other client accounted for more than 10% of revenue in 1998 or 1999.

Technical Staff. Technical staff expenses were $25.4 million in 1999, an increase of 8% over 1998 technical staff expenses of $23.4 million. Technical staff expenses decreased to 55% of revenue in 2000 from 60% in 1998, primarily as a result of higher revenue offset slightly by an increase in average salaries.

Selling and Administrative Staff. Selling and administrative staff expenses were $9.0 million in 1999, a decrease of 11% from $10.1 million in 1998. The decrease in selling and administrative staff expenses was primarily due to higher efficiency as a result of the restructuring that aligned sales and marketing with service delivery. This resulted in a decreased headcount assigned to sales and proposal development. Selling and administrative staff expenses decreased from 1998 to 1999 as a percentage of revenue, primarily as a result of the increase in revenue and the increased efficiencies described above.

Other Expenses. Other expenses were $9.5 million in 1999, an increase of 6% over other expenses of $8.9 million in 1998. The increase was principally due to facility additions and higher recruiting, training, legal and travel costs. Other expenses were 21% of revenue in 1999 compared to 23% in 1998.

Income (Loss) from Operations. We recorded income from operations of $1.9 million in 1999, up from a loss of $3.5 million from operations in 1998.

Income Taxes. The provision for income taxes of $1.1 million for 1999 was computed using an effective tax rate of 39%, which differed from the federal statutory rate of 34% as a result of state taxes. The tax benefit for income taxes of $1.1 million for 1998 was computed using an effective tax rate of 42% which differed from the federal statutory rate of 34% as a result of state taxes and tax-exempt interest income. The 1998 net operating loss was carried back to 1997 and was fully utilized.

Liquidity and Capital Resources

Our operating activities used cash of $3.2 million and $1.7 million in 2000 and 1998, respectively. Our operating activities provided cash of $1.7 million in 1999. We purchased approximately $3.9 million, $2.1 million and $1.8 million of computer and office equipment in 2000, 1999, and 1998, respectively. As of December 31, 2000, we had cash and cash equivalents and short-term investments totaling $14.2 million. As of December 31, 2000, we did not have any material commitments for capital expenditures. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of employees we hire and the number of offices we maintain in any period.

The number of days of revenue in our accounts receivable balance was 89 days at December 31, 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services. We anticipate that our existing cash and cash equivalents balances, and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth, and the percentage of projects performed at our facilities.

We currently do not maintain any committed credit facilities. We cannot assure you that commercial credit, if necessary, will be available to us on favorable terms, or at all.

Item 7.A. Quantitative and Qualitative Disclosures about Market Risks

We do not use derivative financial instruments in our non-trading investment portfolio. We place our investments in instruments that meet high credit quality standards, as specified by our investment policy and which mature within one year from the date purchased.

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

                                                     Investments
                                                      Maturing           Weighted           Fair Value
                                                       Before             Average               At
            At December 31, 2000                    December 31,         Interest          December 31,
    (in thousands, except interest rates)               2001               Rate                2000
----------------------------------------------    ------------------    ------------    -------------------
Money market funds                                         $  3,476           6.38%              $   3,476
Corporate issues                                              9,122           5.89%                  9,122
                                                  ------------------    ------------    -------------------
                                                           $ 12,598           6.03%              $  12,598
                                                  ==================    ============    ===================


                                                     Investments
                                                      Maturing           Weighted           Fair Value
                                                       Before             Average               At
            At December 31, 1999                    December 31,         Interest          December 31,
    (in thousands, except interest rates)               2000               Rate                1999
----------------------------------------------    ------------------    ------------    -------------------

Money market funds                                         $  2,292           5.58%              $   2,292
Corporate issues                                             15,857           5.89%                 15,857
                                                  ------------------    ------------    -------------------
                                                           $ 18,149           5.85%              $  18,149
                                                  ==================    ============    ===================

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Part IV Item 14 (a) (1) and
(2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.



                                    PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the headings "Proposal 1 - Election of Directors," and "Executive Compensation - Directors and Executive Officers" and "Compliance with
Section 16(a) of the Exchange Act."

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Principal Stockholders."

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation - Certain Transactions with Management."

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Form 10-K:

1. Consolidated Financial Statements. The following consolidated financial statements of Concero Inc.are filed as part of this Form 10-K on the pages indicated:
                                                                           PAGE

     Report of Independent Auditors.....................................   F-1
     Consolidated Balance Sheets as of December 31, 1999 and 2000.......   F-2
     Consolidated Statements of Operations for the years ended December
      31, 1998, 1999 and 2000...........................................   F-3
     Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1998, 1999 and 2000..................................   F-4
     Consolidated Statements of Cash Flows for the years ended December
      31, 1998, 1999 and 2000...........................................   F-5
     Notes to Consolidated Financial Statements.........................   F-6



2.  Consolidated Financial Statement Schedules.

     Schedule II --Valuation And Qualifying Accounts....................   S-1

     Schedules other than the one listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits. The exhibits to this Form 10-K have been included only with the copy of this Form 10-K filed with the Securities and Exchange Commission. Copies of individual exhibits will be furnished to stockholders upon written request to Concero and payment of a reasonable fee.

Number         Description

3.1**          Amended and Restated Certificate of Incorporation of the
               Registrant.
3.2**          Amended and Restated Bylaws of the Registrant.
4.1**          Specimen Common Stock Certificate.
4.2**          See Exhibits 3.1 and 3.2 for provisions of the Certificate of
               Incorporation and Bylaw of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1**         Bridgepoint Lease Agreement dated October 31, 1996 between the
               Registrant and Investors Life Insurance Company of North America.
10.2(3)        Amendment to Bridgepoint Lease Agreement dated September 30,
               1997.
10.3**         Agreement of Lease dated May 13, 1996 between Newport L.G.-I,
               Inc. and Pencom Systems Incorporated.
10.4**         Service Agreement No. 200.504 dated November 26, 1990 between the
               Registrant and International Business Machines Corporation, as
               amended to date.
10.5**         Stockholders Agreement dated October 1, 1996 between the
               Registrant and certain stockholders of the Registrant.
10.6**         Registration Rights Agreement dated October 1, 1996 between the
               Registrant and certain stockholders and warrantholders of the
               Registrant.
10.7**         1996 Stock Option/Stock Issuance Plan. *
10.8(4)        1996 Stock Option/Stock Issuance Plan Amendment No. 1. *
10.9(4)        1996 Stock Option/Stock Issuance Plan Amendment No. 2. *

10.10**        Employee Stock Purchase Plan. *
10.11**        Concero Profit Sharing Plan. *
10.12(4)       Amendment No. 1 To Concero Profit Sharing Plan. *
10.13**        Stock Purchase Agreement dated as of January 1, 1997 between
               Michael J. Maples and the Registrant.
10.14**        Stock Subscription dated October 1, 1996 between Pencom Systems
               Incorporated and the Registrant.
10.15**        Asset Contribution Agreement dated October 1, 1996 between Pencom
               Systems Incorporated and the Registrant.
10.16**        Assignment and Assumption Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.
10.17**        Warrant dated October 1, 1996 issued by the Registrant to Pencom
               Systems Incorporated.
10.18**        Warrant dated October 1, 1996 issued by the Registrant to Stephen
               Markman.
10.19**        Warrant dated October 1, 1996 issued by the Registrant to Thomas
               Pallister.
10.20**        Warrant dated October 1, 1996 issued by the Registrant to Joy
               Venegas.
10.21(2)       Employment Agreement dated August 28, 1998 between the
               Registrant and Timothy D. Webb.  *
10.22(3)       Employment Agreement dated January 18, 1999 between the
               Registrant and Pedro A. Fernandez.  *
10.23(3)       Employment Agreement dated January 25, 1999 between the
               Registrant and John M. Velasquez.  *
10.24(3)       Office lease agreement (Bellevue, Washington) dated April 23,
               1999 between the Registrant and G W Investments.
10.25(3)       Office lease agreement (Framingham, Massachusetts) dated January
               31, 2000 between the Registrant and BCIA New England Holdings LLC
10.26(3)       2000 Non-Officer Stock Option/Stock Issuance Plan.  *
10.27(3)       Form of Indemnity Agreement between Concero, Inc. and each of its directors and executive officers.
21.1           List of subsidiaries.
23.1           Consent of Ernst & Young LLP, Independent Auditors.
24.1           Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part
               IV of this Form 10-K.
_________

*        Indicates management contract or compensatory plan or arrangement.
**       Incorporated herein by reference to the Company's Registration
          Statement on Form S-1 (File No. 333-21565).
(1) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended September 30, 1998.
(3) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-K for the year ended December 31, 1999.
(4) Incorporated herein by reference to the exhibits to the Company's Report on Form S-8 as filed on July 28, 2000.


(b) Reports on Form 8-K:

     During the quarter ended December 31, 2000, no current reports on Form 8-K were filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2001.

   CONCERO, INC.

   By:               /s/   TIMOTHY D. WEBB
                        Timothy D. Webb,
                  President and Chief Executive Officer

                         Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Timothy D. Webb and Keith D. Thatcher, and each or any of them, his true and lawful attorneys-in-fact and agents, each with the power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature                       Title                             Date
---------                       -----                             ----


/s/TIMOTHY D. WEBB             President, Chief Executive         March 23, 2001
Timothy D. Webb                Officer and Director
                               (principal executive officer)

/s/KEITH D. THATCHER           Chief Financial Officer, Vice      March 23, 2001
Keith D. Thatcher              President of Finance and Treasurer
                               (principal financial officer)

/s/COLLEEN M. SERRATA          Controller                         March 23, 2001
Colleen M. Serrata             (principal accounting officer)

/s/WADE E. SAADI               Chairman of the Board of Directors March 23, 2001
Wade E. Saadi

/s/EDWARD C. ATEYEH, JR.       Director                           March 23, 2001
Edward C. Ateyeh, Jr.

/s/DR. W. FRANK KING           Director                           March 23, 2001
Dr. W. Frank King

/s/THOMAS A. HERRING           Director                           March 23, 2001
Thomas A. Herring

/s/KEVIN B. KURTZMAN           Director                           March 23, 2001
Kevin B. Kurtzman

/s/MICHAEL J. MAPLES           Director                           March 23, 2001
Michael J. Maples

                         Report of Independent Auditors

The Stockholders and Board of Directors
of Concero, Inc.

We have audited the accompanying consolidated balance sheets of Concero, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concero, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ Ernst & Young LLP
Austin, Texas
January 19, 2001


                                                                Concero, Inc. and Subsidiaries
                                                                  Consolidated Balance Sheets
                                                        (in thousands, except share and per share data)

                                                                         -------------------------------
                                                                                  December 31,
                                                                              1999            2000
                                                                         --------------------------------
Assets
Current assets:
   Cash..............................................................        $ 2,108         $  1,611
   Short-term investments............................................         18,149           12,598
   Accounts receivable, net of allowance for doubtful accounts of
      $380 and $1,520 in 1999 and 2000, respectively.................         10,840           11,243
   Unbilled revenue under customer contracts.........................          1,150               86
   Income tax receivable.............................................              -              664
   Net current deferred income taxes.................................            447                -
   Prepaid expenses and other current assets.........................            445            1,005
                                                                          --------------   -------------
Total current assets.................................................         33,139           27,207

Deferred tax asset, net..............................................              -            2,281
Property and equipment, net..........................................          4,677            6,318
                                                                          --------------   -------------

Total assets.........................................................        $37,816          $35,806
                                                                         ===============   =============

Liabilities and stockholders' equity
Current liabilities:
   Trade payables....................................................       $    925        $     573
   Accrued expenses and other current liabilities....................          2,954            2,473
                                                                         ---------------   -------------
Total current liabilities............................................          3,879            3,046

Net deferred income taxes............................................            515                -

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares
     Authorized and none issued and outstanding......................              -                -
   Common stock, par value $.01 per share, 34,000,000 shares authorized,
     9,666,535 and 10,162,618 shares issued and outstanding at December
     31, 1999 and 2000, respectively.................................             97              102
   Additional paid-in capital........................................         30,491           33,695
   Accumulated and other comprehensive income (loss).................            (39)              16
   Retained earnings (deficit).......................................          2,873           (1,053)
                                                                         --------------    --------------
Total stockholders' equity...........................................         33,422           32,760
                                                                         --------------    --------------
Total liabilities and stockholders' equity...........................        $37,816          $35,806
                                                                         ==============    ==============


                             See accompanying notes.

                                                                Concero, Inc. and Subsidiaries
                                                             Consolidated Statements of Operations
                                                             (in thousands, except per share data)

                                                      ----------------------------------------------------
                                                                    Year ended December 31,
                                                              1998             1999               2000
                                                      ----------------------------------------------------

Revenue...........................................         $39,101          $45,823            $57,290

Operating expenses:
    Technical staff...............................          23,440           25,377             33,833
    Selling and administrative staff..............          10,121            9,034             10,872
    Other expenses................................           8,933            9,504             18,178
    Special compensation expense..................              75               16                 -
                                                            ------           ------             ------
Total operating expenses..........................          42,569           43,931             62,883
                                                            ------           ------             ------

Income (loss) from operations.....................          (3,468)           1,892             (5,593)

Interest income (expense), net....................             946            1,018                943
                                                            ------           ------             ------
Income (loss) before income taxes.................          (2,522)           2,910             (4,650)
                                                            ------           ------             ------
Provision (benefit) for income taxes..............          (1,060)           1,130               (725)
                                                            ------           ------             ------

Net income (loss).................................       $  (1,462)        $  1,780           $ (3,925)
                                                           =======          =======            =======

Basic earnings (loss) per share...................       $   (0.16)        $   0.19           $  (0.39)
                                                           =======          =======            =======

Diluted earnings (loss) per share.................       $   (0.16)        $   0.17           $  (0.39)
                                                           =======          =======            =======

    Shares used in basic earnings (loss)
       per share calculation......................           9,113            9,452              9,971
                                                           =======          =======            =======

    Shares used in diluted earnings (loss)
       per share calculation......................           9,113           10,501              9,971
                                                           =======          =======            =======

                             See accompanying notes.





                                                                Concero, Inc. and Subsidiaries
                                                        Consolidated Statements of Stockholders' Equity
                                                               (in thousands, except share data)

                                       ----------------------                                            Other
                                           Common Stock                                                  Compre-      Total
                                         $0.01 Par Value         Additional                    Retained  hensive      Stock-
                                       ----------------------    Paid-in        Deferred       Earnings  Income       holders'
                                         Shares      Amounts     Capital        Compensation   Deficit   (Loss)       Equity
                                         ------      -------     -------        ------------   -------   ------       ------

 Balance at December 31, 1997.......     8,960,935     $   90    $   29,484       $   (243)   $  2,555      $ (27)   $ 31,859
 Employee stock purchase plan
    issuance of stock...............        93,747          1           418              -           -          -         419
 Exercise of stock options and warrants    239,184          2            62              -           -          -          64
 Tax benefit related to stock
    option exercises................             -          -           155              -           -          -         155
 Forfeiture of stock options........             -          -          (124)           124           -          -           -
 Amortization of deferred
    compensation....................             -          -             -             75           -          -          75
 Comprehensive loss:
    Net loss........................             -          -             -              -      (1,462)         -      (1,462)
    Net unrealized loss on investments           -          -             -              -           -        (42)        (42)
                                                                                                                  ------------
 Comprehensive loss.................             -          -             -              -           -          -      (1,504)
                                       ------------ ---------- ------------- -------------- ---------- ---------- ------------
 Balance at December 31, 1998.......     9,293,866         93        29,995            (44)      1,093        (69)     31,068

 Employee stock purchase plan
    issuance of stock...............        70,045          1           180              -           -          -         181
 Exercise of stock options and warrants    302,624          3           153              -           -          -         156
 Tax benefit related to stock
    option exercises................             -          -           191              -           -          -         191
 Forfeiture of stock options........             -          -           (28)            28           -          -           -
 Amortization of deferred
    compensation....................             -          -             -             16           -          -          16
 Comprehensive income:
    Net income......................             -          -             -              -       1,780          -       1,780
    Net unrealized gain on investments           -          -             -              -           -         30          30
                                                                                                                  ------------
 Comprehensive income...............             -          -             -              -           -          -       1,810
                                       ------------ ---------- ------------- -------------- ---------- ---------- ------------
 Balance at December 31, 1999.......     9,666,535         97        30,491              -       2,873        (39)     33,422
 Employee stock purchase plan
    issuance of stock...............        95,798          1           367              -           -          -         368
 Exercise of stock options and warrants    400,285          4           556              -           -          -         560
 Tax benefit related to stock
    option exercises................             -          -         2,281              -           -          -       2,281
 Comprehensive loss:
    Net loss........................             -          -             -              -      (3,925)         -      (3,925)
    Net unrealized gain on investments           -          -             -              -           -         54          54
                                                                                                                  ------------
 Comprehensive loss.................             -          -             -              -           -          -      (3,871)
                                       ------------ ---------- ------------- -------------- ---------- ---------- ------------
 Balance at December 31, 2000.......    10,162,618  $     102  $     33,695              -  $   (1,053)  $     16  $   32,760

                                       ============ ========== ============= ============== ========== ========== ============


                             See accompanying notes.

                                                                Concero, Inc. and Subsidiaries
                                                             Consolidated Statements of Cash Flows
                                                                        (in thousands)

                                                                     1998            1999             2000
                                                                  ------------    ------------     ------------
Operating activities
   Net income (loss)..........................................    $    (1,462)     $    1,780        $ (3,925)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Special compensation.....................................             75              16               -
     Depreciation and amortization............................          1,100           1,363           2,211
     Bad debt expense, net of recoveries .....................            249              48           1,654
     Changes in operating assets and liabilities:
          Accounts receivable.................................          1,009          (4,717)         (2,057)
          Unbilled revenue under customer contracts...........           (652)            (80)          1,064
          Prepaid expenses and other current assets...........           (135)            127            (560)
          Trade payables......................................            (24)            465            (352)
          Accrued expenses and other current liabilities......           (615)          1,463            (385)
          Income taxes........................................         (1,206)          1,269            (828)
                                                                  ------------    ------------     ------------
         Net cash provided by (used in) operating activities..         (1,661)          1,734          (3,178)
                                                                  ------------    ------------     ------------

Investing activities
     Proceeds from sale of short-term investments.............          3,292           1,017           5,605
     Acquisition of property and equipment....................         (1,782)         (2,147)         (3,852)
                                                                  ------------    ------------     ------------
         Net cash provided by (used in) investing activities..          1,510          (1,130)          1,753
                                                                  ------------    ------------     ------------

Financing activities
     Proceeds from issuance of common stock, net of
       issuance costs.........................................            483             337             928
                                                                  ------------    ------------     ------------
         Net cash provided by financing activities............            483             337             928
                                                                  ------------    ------------     ------------


       Net increase (decrease) in cash........................            332             941            (497)
       Cash, beginning of year................................            835           1,167           2,108
                                                                  ------------    ------------     ------------
       Cash, end of year......................................    $     1,167     $     2,108      $    1,611
                                                                  ============    ============     ============


Supplemental disclosure of cash flow information
     Interest paid............................................    $        20     $        10      $        -
     Income taxes paid........................................    $       148     $       637      $      105
     Income taxes recovered...................................    $         -     $       776      $        -

Supplemental schedule of non-cash activities
     Unrealized gain (loss) on investments....................    $       (42)    $        30      $       54
     Reduction of income taxes payable associated
       with the exercise of stock options.....................    $       155     $       191      $    2,281
     Write-off of fully depreciated property and equipment....    $         -     $       112      $      186


                             See accompanying notes.

                         Concero, Inc. and Subsidiaries
                          Notes to Financial Statements

1. Nature of Business

The Company is an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables the Company to utilize existing and new technologies to provide reliable, flexible and scalable e-business solutions. Alliances with leading Internet and interactive television technology providers allow the Company to gain a thorough understanding of the alliances' products and perspective on other products as well as next-generation technologies. Using its technology insight and skills, Concero assists its clients to define, design, develop and deploy e-business solutions that enhance their competitive positions.

In 1999, the Company's management team began executing a strategy of providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with our e-business focus. Concero's focus service offerings consist of:

o    Strategy  - to help clients create e-business strategies;

o Enterprise Portals - to enable clients to present a unified view of their company to their customers over the Internet, through television and mobile devices;

o Content Chains - to enable clients' to efficiently produce and manage compelling content that can be packaged and marketed for delivery to customers when and where the customer wants it; and

o Interactive Television - to deliver interactive television and entertainment on demand solutions, extending the reach of e-business to mass audiences.

Given the Company's shift in strategy, the results of operations prior to 1999 do not necessarily reflect the current business.

2. Basis of Presentation

The consolidated financial statements of the Company include the accounts of Concero, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from service contracts is recognized when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed and determinable, and collection is probable.

Revenue from time and materials contracts is recognized during the period for which the services are provided.

Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. The cumulative impact of revisions in estimates of the percentage to complete is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue earned in excess of billings is classified as unbilled revenue under customer contracts. Billings in excess of earned revenue are classified as deferred revenue. Revenue excludes reimbursable expenses. In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 did not have a material impact on the financial statements of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates to complete contracts, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, short-term investments and trade accounts receivable. The Company invests its excess cash in highly liquid investments (short-term bank deposits) and places its investments in high quality securities with financial institutions of high credit standing. The Company does not require collateral from its customers. The Company maintains allowances for potential credit losses. The Company's customers are headquartered primarily in North America.

Property and Equipment

Property and equipment is recorded at cost. Depreciation and amortization are computed based on the cost of the related assets, using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the term of the related lease or estimated life of the leasehold improvements, whichever is shorter.

Advertising Expense

The Company expenses advertising costs when incurred. Total advertising expense amounted to approximately $50,000, $45,000 and $208,000 in 1998, 1999 and 2000,
respectively.

Stock Based Compensation

FASB Statement No. 123, or SFAS No. 123, "Accounting for Stock-Based Compensation", prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by SFAS
No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, "Accounting for Stock Issued to Employees".

The FASB has issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", (the "Interpretation") which provides guidance related to the implementation of APB 25, "Accounting for Stock Issued to Employees". The Interpretation is to be applied prospectively to all awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000, except for stock option re-pricings which are effective after December 15, 1998. Managemen's adoption of the Interpretation did not have a material effect on the Company's financial condition, or results of operations.

Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except per share data):

                                                         1998                1999                 2000
                                                    ----------------    ----------------    -----------------
Numerator:
   Net income (loss) ...........................    $      (1,462)      $         1,780     $        (3,925)
                                                    ================    ================    =================

Denominator:
   Shares used in basic earnings (loss)
      per share calculation.....................            9,113                 9,452               9,971

   Effect of dilutive securities:
      Employee stock options....................                -                   634                   -
      Warrants..................................                -                   415                   -
                                                    ================    ================    -----------------
   Shares used in diluted earnings (loss)
      per share calculation.....................            9,113                10,501               9,971
                                                    ================    ================    =================

Basic earnings (loss) per share ................    $       (0.16)            $    0.19     $         (0.39)

                                                    ================    ================    =================

Diluted earnings (loss) per share ..............    $       (0.16)           $     0.17     $         (0.39)

                                                    ================    ================    =================


Options to purchase 1.74 million shares and 3.24 million shares of Common Stock at an average exercise price of $2.73 and $8.14 per share were outstanding at December 31, 1998 and December 31, 2000, but were not included in the computation of diluted net loss per share as its effect would be anti-dilutive.

Recently Issued Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities", which is effective for the Company in 2001. This statement requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management believes that this statement will not have a material impact on the financial statements of the Company.

Segment Information

The Company identifies its operating segments based on geographical location. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has aggregated its operating segments for reporting purposes as it operates in a single business segment providing e-business professional services.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                                          1999                      2000
                                                                ----------------          ----------------
Furniture and fixtures..................................        $        1,322            $        1,612
Computer equipment......................................                 4,078                     6,329
Computer software.......................................                 1,725                     2,194
Leasehold improvements..................................                   632                     1,288
                                                                ----------------          ----------------
                                                                         7,757                    11,423
Less accumulated depreciation and amortization..........                 3,080                     5,105
                                                                ----------------          ----------------
                                                                $        4,677            $        6,318
                                                                ================          ================


5. Short-term Investments

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at each balance sheet date. The short-term investments have been classified as available-for-sale and are carried at fair value (quoted market prices), with unrealized holding gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in net interest income.

Information related to the Company's short-term investments at December 31, 1999 and 2000 are as follows (in thousands):

                                     Amortized           Unrealized          Unrealized            Market
        December 31, 1999               Cost               Gains               Losses              Value
                                   ----------------   -----------------    ----------------   ----------------
Money market funds............     $        2,292     $             -      $            -     $        2,292
Corporate issues..............             15,896                   3                  42             15,857
                                   ----------------   -----------------    ----------------   ----------------
                                   $       18,188     $             3      $           42     $       18,149
                                   ================   =================    ================   ================

                                     Amortized           Unrealized          Unrealized            Market
        December 31, 2000               Cost               Gains               Losses              Value
                                   ----------------   -----------------    ----------------   ----------------
Money market funds............     $        3,476     $             -      $            -     $        3,476
Corporate issues..............              9,106                  17                   1              9,122
                                   ----------------   -----------------    ----------------   ----------------
                                   $       12,582     $            17      $            1     $       12,598
                                   ================   =================    ================   ================


Gross gains and losses on the sale of investments were not significant in 1999 and 2000. Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally greater than twelve months. As of December 31, 2000, the Company's debt securities all have contractual maturities of less than one year.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, consist of the following (in thousands):

                                                                           1999                   2000
                                                               ------------------     ------------------
Refundable deposits.......................................     $             41       $            238
Prepaid rent expense......................................                   11                    158
Other prepaid expenses....................................                  302                    188
Travel and payroll advances...............................                   49                    139
Other current assets......................................                   42                    282
                                                               ------------------     ------------------
                                                               $            445       $          1,005
                                                               ==================     ==================

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, consist of the following (in thousands):

                                                                           1999                   2000
                                                               ------------------     ------------------
Accrued vacation..........................................     $            370       $            477
Accrued bonuses...........................................                  837                    177
Payroll and other taxes payable...........................                  201                     50
Employee stock purchase plan..............................                   90                    138
Other accrued expenses and current liabilities............                1,456                  1,631
                                                               ------------------     ------------------
                                                               $          2,954       $          2,473
                                                               ==================     ==================


8. Significant Customers

One customer accounted for 10% of revenue in 2000 while another (including two of its wholly-owned subsidiaries) accounted for approximately 35%, 26% and 9% of total revenue for the years ended December 31, 1998, 1999 and 2000, respectively. These customers accounted for approximately 12% of accounts receivable at December 31, 2000 and 9% of accounts receivable at December 31, 1999. No other customer accounted for more than 10% of revenue in 1998, 1999 or 2000.

9. Employee Retirement Plan

The Company maintains a defined contribution plan (the "Plan") pursuant to
Section 401(k) of the Internal Revenue Code for employees who are at least 21 years of age. Eligible employees can elect to reduce their current compensation up to the statutory prescribed limit and have the amount of such reduction contributed to the Plan. The Plan also allows for the Company to make discretionary contributions on behalf of eligible employees. The Company contributed approximately $132,000, $180,000 and $664,000 to the Plan in 1998, 1999 and 2000, respectively.

10. Stockholders' Equity

The Company maintains two stock option plans, a 1996 Stock Option/Stock Issuance Plan (the "1996 Plan") and a 2000 Non-Officer Stock Option/Stock Issuance Plan (the "Non-Officer Plan"). The 1996 Plan provides for the issuance of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, and nonqualified stock options. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the 1996 Plan generally vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years after the date of grant. Certain of these options are subject to acceleration clauses. At December 31, 2000, 4,215,000 shares of the Company's Common Stock were authorized for issuance under the 1996 Plan. In May 2000, the Company's stockholders approved an amendment to the 1996 Plan to effect the following:

o increase the number of shares of our Common Stock reserved for issuance under the 1996 Plan by an additional 1,000,000 shares;

o implement an automatic share increase provision to such plan so that the number of shares of Common Stock available for issuance under such plan will automatically increase on the first trading day in January each year beginning with the 2001 calendar year, by an amount equal to eight percent (8%) of the shares of Common Stock outstanding on the last trading day of December of the immediately preceding calendar year, but in no event will any such annual increase exceed 2,000,000 shares of Common Stock; and

o provide greater flexibility concerning the limited transferability of non-statutory options in connection with the estate planning transfers and transfers incident to domestic orders.

The Non-Officer Plan provides for incentive and nonqualified stock options to employees who are not officers or directors of the Company, and to consultants and other independent advisors who provide services to the Company. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the Non-Officer Plan vest at such time or times as determined by the Plan

Administrator, however, no option shall have a term in excess of ten (10) years after the date of grant. At December 31, 2000, 250,000 shares were authorized for issuance under the Non-Officer Plan.

The following table summarizes stock option activity under the 1996 Plan and the Non-Officer Plan:

                                                      Range of Exercise Prices
                                    -------------------------------------------------------------
                                      $0.04 - $2.65        $2.75 - $9.00         $9.62 - $46.00            Total
                                    -------------------------------------------------------------   --------------------
                                              Weighted                Weighted               Weighted               Weighted
                                    Number    Average                 Average    Number      Average                Average
                                    of        Exercise    Number      Exercise   Of          Exercise   Number      Exercise
                                    shares    Price       of shares   Price      Shares      Price      of shares   Price
                                    ------    --------    ---------   --------   ------      --------   ---------   --------

Balance at December 31, 1998.....   984,969   $    1.63     729,347    $  3.98      24,936   $  11.76   1,739,252   $   2.73
Granted during the year .........    71,603        2.63   1,173,662       3.83     220,500      14.06   1,465,765       5.32
Exercised during the year........  (120,560)       0.86      (9,666)      4.79           -          -    (130,226)      1.15
Cancelled during the year........  (365,838)       1.96    (164,722)      3.98           -          -    (530,560)      2.59
                                   --------   ---------   ---------    -------   ---------   --------   ---------   --------
Balance at December 31, 1999.....   570,174   $    1.71   1,728,621    $  3.88     245,436   $  13.88   2,544,231   $   4.34
                                   ========   =========   =========    =======   =========   ========   =========   ========

Granted during the year .........    57,080        2.31     370,500       5.08   1,261,025   $  17.03   1,688,605   $  14.01
Exercised during the year........  (139,389)       1.08     (91,396)      4.39           -          -    (230,785)      2.39
Cancelled during the year........  (160,184)       1.94    (304,751)      4.85    (296,325)     19.14    (761,260)      9.85
                                   --------   ---------   ---------    -------   ---------   --------   ---------   --------
Balance at December 31, 2000.....   327,681   $    1.97   1,702,974    $  3.96   1,210,136   $  15.95   3,240,791   $   8.14
                                   ========   =========   =========    =======   =========   ========   =========   ========


Exercisable at December 31, 1998.   203,536   $    0.46     149,093    $  4.55      17,994   $  11.75     370,623   $   2.65
                                   ========   =========   =========    =======   =========   ========   =========   ========

Exercisable at December 31, 1999.   258,421   $    1.43     337,293    $  4.06      19,036   $  11.87     614,750   $   3.20
                                   ========   =========   =========    =======   =========   ========   =========   ========

Exercisable at December 31, 2000.   167,588   $    1.87     634,825    $  3.89      70,836   $  14.32     873,249   $   4.35
                                   ========   =========   =========    =======   =========   ========   =========   ========


Weighted average fair value of
  options granted during 2000....             $    2.31                $  5.08               $  17.03               $  14.01
                                              =========                =======               ========               ========

Weighted average remaining
  contractual life in years, at
  December 31, 2000..............                  7.66                   8.18                   9.29                   8.53
                                              =========                =======               ========               ========




Pursuant to the organization of the Company and the contribution of net assets of the Pencom Software Division in 1996, the Company granted replacement options for shares of its Common Stock under the 1996 Plan to its employees who participated in the Pencom Option Plan and the Pencom Option Plan was terminated. The replacement options were granted for the same number of shares and at the same exercise price as those options granted to the employees under the Pencom Option Plan. The grant date determining vesting was the original grant date under the Pencom Option Plan. Under APB No. 25, the difference between the estimated fair market value of the Company's Common Stock and the options' exercise prices on the date of issuance was determined to be approximately $2.2 million. This charge was amortized for financial reporting purposes over the vesting period of the options beginning in 1996 and the amount recognized as expense during the years ended December 31, 1998, and 1999 amounted to approximately $75,000 and $16,000, respectively, was included in special compensation expense.

On September 29, 1998, the Company re-priced 737,495 options to the then fair market value of $1.94 per share. Under the terms of the re-pricing, the options become exercisable in four successive equal annual installments beginning on the date of the re-pricing. The re-priced options have a maximum term of ten years measured from the date of grant. The Chief Executive Officer did not participate in the re-pricing.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for option grants under the 1996 Plan and the Non-Officer Plan and purchases of Common Stock using the fair value method of that Statement. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:


                                                       1998                 1999                2000
                                                     Option               Option              Option
Assumption                                           Grants               Grants              Grants
-----------                                       -----------           -----------       ------------
Risk-free interest rate............                  6.00%                 6.00%             6.00%
Dividend yield.....................                     0%                    0%                0%
Volatility factor of the market price
  of the Company's common stock....                  0.77                  1.14              1.35
Average life.......................               6 years               6 years           6 years


For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period, and is not likely to be representative of the effects on reported net income (loss) for future years. The Company's pro forma information follows (in thousands, except per share data):

                                                                      ========================================
                                                                              Year ended December 31,
                                                                      ----------------------------------------
                                                                          1998           1999           2000
                                                                      ----------    -----------    -----------
Pro forma stock-based compensation expense....................        $  2,175      $   2,986      $   6,551
Pro forma net loss............................................        $ (4,697)     $     (41)     $ (10,476)
Pro forma basic loss per share................................        $  (0.52)     $       -      $   (1.05)
Pro forma diluted loss per share..............................        $  (0.52)     $       -      $   (1.05)


Warrants

Prior to October 1, 1996, the Company conducted business and operations as a software division of Pencom Systems Inc. ("Pencom"). In connection with the spin-off, the Company issued 5,538,463 shares of Common Stock and warrants to purchase an aggregate of 507,669 shares of Common Stock at an exercise price of $0.04 per share. At December 31, 2000, there were 163,771 warrants outstanding. The warrants may be exercised in whole or in part, at any time prior to October 1, 2006.

Employee Stock Purchase Plan

The Company's maintains an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to purchase shares of Common Stock, at semi-annual intervals, through periodic payroll deductions. Purchase periods begin on the first business day in November and May of each year and end on the last business day of April and October, respectively. Shares of Common Stock are purchased for each participant at the end of each purchase period. A total of 400,000 shares of Common Stock were initially reserved under the Purchase Plan. In May 2000, the stockholders of the Company approved an amendment to increase the number of shares authorized to be issued to 900,000 shares. The Company issued 93,747, 70,045 and 95,798 shares of Common Stock to employees through the Purchase Plan in 1998, 1999 and 2000, respectively. The Purchase Plan will terminate on the last business day of April, 2007.

At December 31, 2000, the Company has reserved 1,376,000 shares of Common Stock for issuance under the Company's stock purchase and stock option plans.

11. Related Party Transactions

The Company utilizes non-exclusive recruiting services provided by Pencom. Two of Pencom's majority stockholders and its chief financial officer are members of the Board of the Company (one of whom is the chairman of the Board). Management believes that the terms and fees paid in connection with such recruiting services are comparable to agreements maintained by the Company with other unrelated recruiting firms and will continue to use these recruiting services on a non-exclusive basis pursuant to an agreement entered into with Pencom. Services provided to, and contracted services used by, Concero were as follows (in thousands):

                                                        --------------------------------------------------
                                                                       Year ended December 31,
                                                        --------------------------------------------------
                                                             1998                1999               2000
                                                        -----------        ------------       ------------
Services performed by related party:
   Recruiting services.............................     $       -          $       53         $       73
   Contracted technical services...................            62                   -                  -
                                                        -----------        ------------       ------------
Total related party expenses.......................     $      62          $       53         $       73
                                                        ===========        ============       ============


12. Commitments

The Company leases its office space through non-cancelable operating lease arrangements, which contain escalating lease payments. Future minimum rental commitments are as follows (in thousands):

Years ending December 31:
  2001..............................................     $        2,611
  2002..............................................              2,403
  2003..............................................              2,354
  2004..............................................                875
  2005..............................................                512
  Thereafter........................................                581
                                                         ----------------
  Total.............................................     $        9,336
                                                         ================

Minimum future rentals receivable under the non-cancelable operating subleases at December 31, 2000 amounted to $349,000.

Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $1.6 million, $1.7 million, and $2.5 million, respectively.

13. Taxes

The significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                             --------------    --------------
                                                     1999              2000
                                             --------------    --------------
Current:
  Federal.............................       $        959      $       (621)
  State...............................                 85               (36)
                                             --------------    --------------
     Total current....................              1,044              (657)
Deferred:
  Federal.............................                 79               (64)
  State...............................                  7                (4)
                                             --------------    --------------
     Total deferred...................                 86               (68)
                                             --------------    --------------
                                             $      1,130      $       (725)
                                             ==============    ==============

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:


                                                    1998              1999            2000
                                                   --------           -------        --------
U.S. statutory income tax rate........             (34.0%)            34.0%          (34.0%)
State taxes, net of federal income tax
   benefit............................              (3.4%)             3.1%           (2.0%)
Permanent differences ................              (4.8%)             1.4%           (0.3%)
Change in valuation allowance.........                  -                -            20.8%
Other.................................               0.2%              0.3%           (0.1%)
                                              -------------    -------------     ------------
Effective tax rate....................             (42.0%)            38.8%          (15.6%)
                                              =============    =============     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes as of December 31 are as follows (in thousands):

                                                  1999             2000
                                               ---------       ----------
Deferred tax assets:
   Allowances and reserves...............      $   146         $    466
   Accrued expenses......................          274              230
   Tax carry-forwards....................            -            3,030
   Stock option compensation expense.....          176              171
   Deferred revenue......................           46                -
                                               ---------       ----------
Total deferred tax assets................          642            3,897
   Valuation allowance...................            -             (965)
                                               ---------       ----------
Net deferred tax assets..................          642            2,932

Deferred tax liabilities:
   Fixed assets..........................         (239)            (261)
   Prepaid expenses and other............         (471)            (390)
                                               ---------       ----------
Total deferred tax liabilities...........         (710)            (651)
                                               ---------       ----------
Net deferred tax assets (liabilities)....      $   (68)        $  2,281
                                               =========       ==========



The Company has established a valuation allowance on a portion of the net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets. The valuation allowance increased by approximately $965,000 during 2000. Realization of the Company's net deferred tax asset is dependent on generating $9.5 million of taxable income. We do not expect future taxable income to differ significantly from pre-tax book income. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

As of December 31, 2000, the Company had federal net operating loss carry-forwards of approximately $8.4 million. The net operating loss will expire beginning in 2020, if not utilized.

The exercise of certain stock options which have been granted under the Company's stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Approximately $2.3 million of any realized tax benefit arising from exercised options in excess of the benefit previously recorded has been credited to additional paid-in capital during 2000.

14. Quarterly Information (Unaudited)

Summarized quarterly financial information for 1999 and 2000 is as follows (in thousands, except per share amounts):

                                             ----------------------------------------------------------------------
                                                                       Quarter ended
                                             ----------------------------------------------------------------------
                                              March 31           June 30           September 30         December 31
                                             -----------       -----------         ------------         -----------

1999
  Total revenue.....................         $  10,394         $  11,006           $   11,632            $  12,791
  Operating income..................                 2               227                  575                1,088
  Net income........................               152               284                  514                  830
  Diluted earnings per share........         $    0.01         $    0.03           $     0.05            $    0.08
  Shares used in diluted earnings
    per share calculation...........            10,230            10,202               10,549               11,022

2000
  Total revenue.....................         $  14,225         $  17,068           $   14,224            $  11,773
  Operating income (loss)...........               695             1,420               (3,677)              (4,032)
  Net income (loss).................               584             1,093               (2,226)              (3,377)
  Diluted earnings (loss) per share.         $    0.05         $    0.10           $    (0.22)           $   (0.34)
  Shares used in diluted earnings
    per share calculation...........            11,462            11,364               10,018               10,066


During the third quarter of 2000, expenses increased due to several items, including the addition of $1.1 million to bad debt reserves, the recognition of $750,000 of expenses related to a cancelled stock offering, and the write-off of a $125,000 investment in a start-up company, partially offset by a $590,000 reversal of an accrued bonus pool. Collectively, these items increased the net loss for the third quarter by $1.4 million or $0.09 per share.

The results for the fourth quarter of 2000 include the addition to bad debt reserves of $550,000 and severance and idle equipment charges totaling $265,000, partially offset by a $245,000 reduction in the estimated charge associated with a cancelled stock offering. Collectively, these items increased the net loss for the fourth quarter by $570,000 or $0.06 per share.


15. Subsequent Events (unaudited)

In January, 2001, the Company began the closure of its Seattle, Washington office and completed a significant workforce reduction to better align its costs with anticipated future revenue opportunities. In March 2001, the Company announced plans to further reduce its workforce by approximately 130 people, including approximately 85 of our technical staff who perform consulting services, in order to more closely match its workforce level to its recent levels of demand for its services. As a result of these measures, the Company will incur a charge in the range of $4.5 million to $5.0 million in the first quarter.


In February, 2001, the Company entered into an agreement with Motorola to establish a preferred software development center in Austin, Texas that will take advantage of the Company's expertise in interactive television solutions.

                                                        SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                                         CONCERO, INC.

                                                 Balance at                                               Balance at
   Reserves and allowances deducted              Beginning of       Charged to                            End of
          from asset accounts                    Period             Operations        Deductions(1)       Period
----------------------------------------       ----------------    -------------     ----------------     ------------


Year ended December 31, 1998
    Allowance for doubtful accounts              $ 165,000         $  249,000          $ 154,000         $  260,000

Year ended December 31, 1999
     Allowance for doubtful accounts               260,000             48,000            (72,000)           380,000

Year ended December 31, 2000
     Allowance for doubtful accounts               380,000          1,654,000            514,000          1,520,000
 ___________________________
(1) Doubtful accounts written off, net of recoveries.



Concero, Inc. and Subsidiaries
Exhibit Index

Number    Description
------    -----------
3.1**     Amended and Restated Certificate of Incorporation of the Registrant.
3.2**     Amended and Restated Bylaws of the Registrant.
4.1**     Specimen Common Stock Certificate.
4.2** See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1** Bridgepoint Lease Agreement dated October 31, 1996 between the Registrant and Investors Life Insurance Company of North America.
10.2(3)   Amendment to Bridgepoint Lease Agreement dated September 30, 1997.
10.3** Agreement of Lease dated May 13, 1996 between Newport L.G.-I, Inc. and Pencom Systems Incorporated.
10.4** Service Agreement No. 200.504 dated November 26, 1990 between the Registrant and International Business Machines Corporation, as amended to date.
10.5** Stockholders Agreement dated October 1, 1996 between the Registrant and certain stockholders of the Registrant.
10.6** Registration Rights Agreement dated October 1, 1996 between the Registrant and certain stockholders and warrantholders of the Registrant.
10.7**    1996 Stock Option/Stock Issuance Plan. *
10.8(4)   1996 Stock Option/Stock Issuance Plan Amendment No. 1. *
10.9(4)   1996 Stock Option/Stock Issuance Plan Amendment No. 2. *
10.10**   Employee Stock Purchase Plan. *
10.11**   Concero Profit Sharing Plan. *
10.12(4)  Amendment No. 1 To Concero Profit Sharing Plan. *
10.13**   Stock Purchase Agreement dated as of January 1, 1997 between Michael
          J. Maples and the Registrant.
10.14** Stock Subscription dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.
10.15** Asset Contribution Agreement dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.
10.16** Assignment and Assumption Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.
10.17** Warrant dated October 1, 1996 issued by the Registrant to Pencom Systems Incorporated.
10.18**   Warrant dated October 1, 1996 issued by the Registrant to Stephen
          Markman.
10.19** Warrant dated October 1, 1996 issued by the Registrant to Thomas Pallister.
10.20**   Warrant dated October 1, 1996 issued by the Registrant to Joy Venegas.
10.21(2) Employment Agreement dated August 28, 1998 between the Registrant and Timothy D. Webb. *
10.22(3) Employment Agreement dated January 18, 1999 between the Registrant and Pedro A. Fernandez. *
10.23(3) Employment Agreement dated January 25, 1999 between the Registrant and John M. Velasquez. *
10.24(3) Office lease agreement (Bellevue, Washington) dated April 23, 1999 between the Registrant and G W Investments.
10.25(3) Office lease agreement (Framingham, Massachusetts) dated January 31, 2000 between the Registrant and BCIA New England Holdings LLC.
10.26(3)  2000 Non-Officer Stock Option/Stock Issuance Plan.  *
10.27(3) Form of Indemnity Agreement between Concero, Inc. and each of its directors and executive officers.
21.1      List of subsidiaries.
23.1      Consent of Ernst & Young LLP, Independent Auditors.
24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.
_________

*        Indicates management contract or compensatory plan or arrangement.
**       Incorporated herein by reference to the Company's Registration
          Statement on Form S-1 (File No. 333-21565).
(1) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended June 30, 1998.
(2) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-Q for the three-month period ended September 30, 1998.
(3) Incorporated herein by reference to the exhibits to the Company's Report on Form 10-K for the year ended December 31, 1999.
(4)      Incorporated herein by reference to the exhibits to the Companys Report on Form S-8 as filed on July 28, 2000.