Form 10-Q
period 2001-03-31
CONCERO INC
filed 2001-05-15
CIK 1030487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

___________________

Commission file number 000-22327

CONCERO INC.

Incorporated Pursuant to the Laws of the State of Delaware

___________________

Internal Revenue Service-Employer Identification No. 74-2796054

6300 Bridgepoint Parkway, Building 3, Suite 200, Austin Texas   78730

(512) 343-6666

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes           x               No __________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,195,790 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 30, 2001.

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

            Condensed Consolidated Balance Sheets - December 31, 2000 and March 31, 2001..........................3

            Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2000
              and March 31, 2001..................................................................................4

            Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000
              and March 31, 2001..................................................................................5

            Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................9

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................19

                                            Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K.....................................................................20

            Signatures...........................................................................................21

                                            PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     Concero, Inc.
                                         Condensed Consolidated Balance Sheets
                                         (in thousands, except per share data)

                                                                 December 31,          March 31,
                                                                     2000                 2001
                                                               -----------------     ---------------
                                                                                      (Unaudited)
Assets
Current assets:
   Cash                                                              $    1,611           $   4,484
   Short-term investments                                                12,598               7,973
   Accounts receivable, net of allowance for doubtful
      accounts of  $1,520 at December 31, 2000 and $1,509
      at March 31, 2001                                                  11,243               7,230
   Unbilled revenue under customer contracts                                 86                  42
   Income tax receivable                                                    664                 588
   Prepaid expenses and other current assets                              1,005               1,153
                                                               -----------------     ---------------
Total current assets                                                     27,207              21,470
Deferred tax asset                                                        2,281                   -
Property and equipment, net                                               6,318               3,733
                                                               -----------------     ---------------

Total assets                                                         $   35,806          $   25,203
                                                               =================     ===============

Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                     $     573          $       98
   Accrued expenses and other current liabilities                         2,473               3,843
                                                               -----------------     ---------------
Total current liabilities                                                 3,046               3,941

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000 shares
     authorized and none issued and outstanding                               -                   -
  Common stock, par value $.01 per share, 34,000 shares
     authorized, 10,163 and 10,165 shares issued and
     outstanding at December 31, 2000 and March 31, 2001,
     respectively                                                           102                 102
  Additional paid-in capital                                             33,695              31,417
  Accumulated other comprehensive income (loss)                              16                 (50)
  Retained deficit                                                       (1,053)            (10,207)
                                                               -----------------     ---------------
Total stockholders' equity                                               32,760              21,262
                                                               -----------------     ---------------

Total liabilities and stockholders' equity                           $   35,806          $   25,203
                                                               =================     ===============

                                                See accompanying notes.

                                                     Concero, Inc.
                                    Condensed Consolidated Statements of Operations
                                         (in thousands, except per share data)
                                                      (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                      ----------------------------
                                                             2000         2001
                                                      ------------     -----------

Revenue                                                  $ 14,225         $ 8,485
Operating expenses:
   Technical staff                                          7,396           6,937
   Selling and administrative staff                         2,605           2,687
   Other expenses                                           3,529           8,257
                                                      ------------     -----------

Total operating expenses                                   13,530          17,881
                                                      ------------     -----------

Income (loss) from operations                                 695          (9,396)

Interest income                                               234             242
                                                      ------------     -----------

Income (loss) before income taxes                             929          (9,154)

Provision for income taxes                                    345               -
                                                      ------------     -----------

Net income (loss)                                         $   584         $(9,154)
                                                      ============     ===========

Basic earnings (loss) per share                           $  0.06         $ (0.90)
                                                      ============     ===========

Diluted earnings (loss) per share                         $  0.05         $ (0.90)
                                                      ============     ===========

Shares used in basic earnings (loss) per share
   calculation                                              9,802          10,164
                                                      ============     ===========

Shares used in diluted earnings (loss) per share
   calculation                                             11,462          10,164
                                                      ============     ===========

                                                See accompanying notes.

                                    Condensed Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                      (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                     ----------------------------------
                                                                               2000               2001
                                                                     ---------------     --------------
Operating activities
Net income (loss)                                                          $    584          $  (9,154)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                              441                620
     Excess property and equipment reserve                                        -              2,150
     Changes in operating assets and liabilities:
        Accounts receivable                                                    (835)             4,013
        Unbilled revenue under customer contracts                              (756)                44
        Prepaid expenses and other current assets                              (428)              (148)
        Trade payables                                                           60               (282)
        Deferred revenue                                                          -                  -
        Accrued expenses and other current liabilities                          761              1,470
        Income taxes                                                            324                 76
                                                                     ---------------     --------------
Net cash provided by (used in) operating activities                             151             (1,211)
                                                                     ---------------     --------------

Investing activities
Sale (Purchase) of short term investments                                      (334)             4,559
Acquisition of property and equipment                                        (1,672)              (478)
                                                                     ---------------     --------------
Net cash provided by (used in) investing activities                          (2,006)             4,081
                                                                     ---------------     --------------

Financing activities
Issuance of common stock                                                        322                  3
                                                                     ---------------     --------------
Net cash provided by financing activities                                       322                  3
                                                                     ---------------     --------------

Net decrease in cash                                                         (1,533)             2,873
Cash, beginning of period                                                     2,108              1,611
                                                                     ---------------     --------------

Cash, end of period                                                        $    575           $  4,484
                                                                     ===============     ==============

Non-cash activities:
Unrealized gain (loss) on investments                                      $     19           $    (66)
Reduction of income taxes payable associated with the
   exercise of stock options                                               $  1,975           $      -
Reversal of deferred tax asset                                                    -           $  2,281

                                                See accompanying notes.

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)

1.     Nature of Business

Concero, Inc. ("Concero" or the "Company") is an e-business services firm that offers strategic consulting skills with deep technology and integration expertise. This combination enables the Company to utilize existing and new technologies to provide reliable, flexible and scalable e-business solutions. Alliances with leading Internet and interactive television technology providers allow the Company to gain a thorough understanding of the providers' products and perspective on other products as well as next-generation technologies. Using its technology insight and skills, Concero assists its clients to define, design, develop and deploy e-business solutions that enhance its clients' competitive positions.

Concero's strategy involves providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with the Company's e-business focus. Concero's focus service offerings consist of:

  Strategy - to help clients create e-business strategies;

  Customer Portals - to enable clients to present a unified view of their company to their customers over the Internet and through television and mobile devices,

  Content Chains - to enable clients to efficiently produce and manage compelling content that can be packaged and marketed for delivery to customers when and where the customer wants it; and

  Interactive Television - to deliver interactive television and entertainment on demand solutions, extending the reach of e-business to mass audiences.
2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Concero, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

3.     Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31, are as follows (in thousands):

                                                            2000            2001
                                                      -----------     -----------

Net income (loss)                                         $  584        $ (9,154)

Unrealized gain (loss) on short term investments              19             (66)
                                                      -----------     -----------
Comprehensive income (loss)                               $  603        $ (9,220)
                                                      ===========     ===========
Concero, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4.     Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the three months ended March 31:

                                                       2000               2001
                                                   --------------      --------------
Numerator:
  Net income (loss)                                      $   584           $ (9,154)
                                                   ==============      ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                      9,802             10,164

  Effect of dilutive securities:
    Employee stock options                                 1,506                  -
    Warrants                                                 154                  -
                                                   --------------      --------------
  Shares used in diluted earnings (loss) per
    share calculation                                     11,462             10,164
                                                   ==============      ==============

Basic earnings (loss) per share                         $   0.06           $  (0.90)
                                                   ==============      ==============

Diluted earnings (loss) per share                       $   0.05           $  (0.90)
                                                   ==============      ==============
5.     Cost Reduction Measures

The Company initiated cost reduction measures which included a workforce reduction and elimination of excess office space and equipment. These cost reduction measures resulted in a charge to other expense of $4.6 million during the quarter ended March 31, 2001, as described below (in thousands):

                            Cash Items          Non-Cash         Charge to         Payments and        March 31, 2001
                                                                     Other
                                                   Items           Expense         Charges Made       Accrual Balance
                        ---------------    --------------    --------------     ----------------    ------------------

Severance                    $   1,512           $     -         $   1,512              $   584               $   928
Excess Equipment                     -             2,150             2,150                2,150                     -
Office Space                       954                 -               954                   16                   938

                        ---------------    --------------    --------------     ----------------    ------------------
Total                        $   2,466          $  2,150         $   4,616            $   2,750              $  1,866
                        ===============    ==============    ==============     ================    ==================

Workforce reductions included 130 personnel to whom the Company paid a severance benefit. The elimination of the office space results in a reduction of approximately 44,298 square feet, or 41% of the office space occupied by the Company at December 31, 2000. The Company's applicable leases will be terminated or sublet to other tenants. As a result of the involuntary terminations, executive pay cuts, write-down of excess equipment and the elimination of office space, the Company anticipates saving approximately $963,000 in personnel costs, $284,000 in depreciation and $220,000 in occupancy expense per quarter, starting in the second quarter of 2001.

The Company intends to continue to aggressively manage costs to maintain better alignment of expenses with near-term revenue opportunities.

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2001
(Unaudited)
6.     Stock Option Cancellation/New Grant Program

During the first quarter of 2001, Concero established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for a promise by the Company to grant a new stock option in six months and two days from date of their election to cancel options. The new grant will be for the same number of shares cancelled and will have an exercise price equal to the market closing price on the date of the new grant. New grants will vest 75% in equal installments over the three years following the grant with the remaining 25% vesting at three and a half years. The program ended on April 30, 2001, and 232,600 shares were cancelled pursuant to the program.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section below entitled "Factors That May Affect Future Results, Financial Condition and Market Price of Securities" as well as those cautionary statements and other factors set forth elsewhere herein.

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

In 1999, our management team began executing a strategy of providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with our e-business focus. Since the initiation of that strategy, we have successfully transitioned to providing e-business services, which is now the primary source of our revenue as evidenced by a 55% improvement in our average hourly bill rates since 1998 as compared with 2000. As a result of that change in strategy, we also experienced significant revenue growth from 1998 through the second quarter of 2000 after which time the market for e-business services began to deteriorate and our revenue declined. We have initiated cost reduction measures including a significant reduction in our staffing levels to more closely align our cost structure with anticipated future revenue opportunities. We have also narrowed our focus service offerings around:

  Strategy - We help clients create e-business strategies;

  Customer Portals - We enable clients to present a unified view of their company to their customers over the Internet and through television and mobile devices,

  Content Chains - We enable clients to efficiently produce and manage compelling content comprised of rich media, including video, audio, graphics and 3D models; and

  Interactive Television - We deliver interactive television and entertainment on demand solutions, extending the reach of e-business to mass audiences.

We form strategic alliances with leading technology providers such as Vignette Corporation, Scientific-Atlanta and Artesia Technologies. We believe the nature of these alliances enables us to develop "ecosystems" centered around leading technology providers in which we serve as a catalyst for the widespread adoption of the provider's products. We call these ecosystems "exponential networks"or "exponets" for short. Exponets allow us to enter new markets, gain early access to emerging technologies, jointly market products and services and gain enhanced access to vendor training and support.

Our clients include both Fortune 1000 and early stage companies whose business strategies are designed and built around the Internet, including American Airlines, The Cobalt Group, Dell, Digital Think, Texas Utilities, TV Guide and UBS Warburg.

In April 2000, we changed our name to Concero from PSW Technologies. We engaged a national agency and a public relations firm to launch our branding campaign and to assist with other on-going awareness activities. We believe that our name change and related advertising and promotional activities will enable us to communicate our capabilities as a national e-business solutions provider to prospective clients and employees.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the period indicated:

                                                Three Months
                                                      Ended March 31,

                                                 2000              2001
                                            ---------------    --------------
Revenue                                           100%              100%
Operating expenses:
   Technical staff                                 52                82
   Selling and administrative staff                18                32
   Other expenses                                  25                97
                                            ---------------    --------------
Total operating expense                            95               211
                                            ---------------    --------------
Income (loss) from operations                       5              (111)
Interest income                                     1                 3
Provision for income taxes                          2                 -
                                            ---------------    --------------
Net income (loss)                                   4%             (108)%
                                            ===============    ==============
Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000
Revenue

Our revenue consists primarily of fees for software services provided. Revenues decreased 40% to $8.5 million in the quarter ended March 31, 2001 from $14.2 million in the quarter ended March 31, 2000. The decline is principally due to a softening in demand for e-business services due to a weak economy and reduced information technology spending which was partially offset by an improvement in our average hourly bill rate. Comparing the first quarter of 2001 with the same period in 2000 our average hourly bill rate increased 20% to $133 from $111.

One client accounted for 15% of revenue in the first quarter of 2001. Another client accounted for 13% and 2% of revenue for the first quarter of 2001 and the first quarter of 2000, respectively. IBM, accounted for 5% and 13% of revenue in the first quarter of 2001 and 2000, respectively. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to subcontractors for work performed in connection with a client engagement. Technical staff expenses decreased 6% to $6.9 million in the quarter ended March 31, 2001 from $7.4 million in the quarter ended March 31, 2000. The decrease in technical staff expenses is primarily due to the workforce reduction which occurred near the end of the quarter to more closely align our cost structure with near-term revenue opportunities.

As a percentage of revenue, technical staff expenses increased to 82% in the quarter ended March 31, 2001 from 52% in the same quarter last year. This increase was primarily the result of lower utilization of our technical staff. Our utilization rate was 46% for the first quarter of 2001, down from 75% in the first quarter of 2000.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel as well as all commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses increased 3% to $2.7 million in the quarter ended March 31, 2001 from $2.6 million in the quarter ended March 31, 2000. As a percentage of revenues, selling and administrative staff expenses increased to 32% in the quarter ended March 31, 2001 from 18% in the quarter ended March 31, 2000 primarily as a result of lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Included in other expenses this quarter is a charge related to cost reduction measures of $4.6 million which includes $1.5 million in severance costs, $950,000 for the elimination of excess office space and $2.2 million for the write-down of excess capitalized equipment. Other expenses increased 134% to $8.3 million in the quarter ended March 31, 2001 from $3.5 million in the first quarter of last year. As a percentage of revenues, other expenses increased to 97% in the quarter ended March 31, 2001 from 25% for the quarter ended March 31, 2000. These increases are primarily a result of the severance costs, the charge for the elimination of excess office space and the write-down of equipment, as well as lower revenue.

Workforce reductions included 130 personnel to whom the Company paid a severance benefit. The elimination of the office space results in a reduction of approximately 44,298 square feet, or 41% of the office space occupied by the Company at December 31, 2000. The Company's affected leases will be terminated or sublet to other tenants. As a result of the involuntary terminations, executive pay cuts, write-down of excess equipment and the elimination of office space, the Company anticipates saving approximately $963,000 in personnel costs, $284,000 in depreciation and $220,000 in occupancy expense per quarter, starting in the second quarter of 2001.

Income (Loss) from Operations

A loss from operations of $9.4 million for the quarter ended March 31, 2001 was recorded which represents a decrease from income from operations of $695,000 for the quarter ended March 31, 2000. As a percentage of revenues, loss from operations was 111% for the quarter ended March 31, 2001 compared to income from operations of 5% for the quarter ended March 31, 2000. Again, included in the 2001 loss from operations is a charge of $4.6 million associated with the cost reduction measures described above.

Income Taxes

No tax benefit was recorded in connection with our loss this quarter. Accordingly, any future taxable earnings will benefit from a lower effective tax rate as a result of these unrecognized tax carry-forwards. The provision for income taxes of $345,000 for the quarter ended March 31, 2000, was computed using an estimated annual effective tax rate of 37%, which differs from the federal statutory rate of 34% as a result of state taxes, tax-exempt interest and permanent differences for meals and entertainment expenses.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through cash flows from operations. Our working capital consisted of $17.5 million as of March 31, 2001 down from $24.2 million as of December 31, 2000. Our operating activities used cash of $1.4 million for the first quarter of 2001. Our operating activities provided cash of $151,000 for the first quarter of 2000. We purchased approximately $310,000 and $1.7 million of computers, office and system equipment and software in the first quarter of 2001 and 2000, respectively. At March 31, 2001, we had cash, cash equivalents and short-term investments totaling $12.5 million, down from $14.2 million at December 31, 2000.

At March 31, 2001, we did not have any material commitments for capital expenditures. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

The number of days of revenue in our accounts receivable balance fluctuated between 77 days to 83 days during the first quarter of 2001 ending at 77 days at March 31, 2001, a decrease from 89 days at December 31, 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

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

In August 1998 we began building a new management team. The new management team has refocused our business strategy. This strategy is described in the section captioned "business" in our Annual Report on Form 10-K which was filed on March 27, 2001. Some of the changes to our business strategy include:

  expansion into new and largely untested business areas such as interactive television and broadband services;

  realignment of our internal corporate structure on a geographic basis as opposed to a product basis;

  a shift in focus of our client base from technology vendors to technology users; and

  a shift from longer-term development and maintenance arrangements to specific, shorter-term e-business project engagements.

Our shift from ongoing development and maintenance engagements to strategic engagements has favorably affected our average billing rates but negatively affected our technical staff utilization rates. If we were not able to offset decreases in our utilization rates through increases in our billing rates, our profitability would be harmed. Adverse economic conditions, a lack of consumer acceptance of interactive television, broadband and other advanced technologies, increased competition and other factors could hurt both our utilization rates and our billing rates. As a result, it is too early to know whether the refocusing of our business strategy will help us achieve long-term success. Companies that implement major changes in their business strategy can face more challenging risks and unexpected difficulties. These risks and difficulties apply particularly to us because the market for our e-business consulting services is new and rapidly evolving.

The success of our business strategy depends on our ability to identify emerging technologies that will gain wide acceptance in future markets.

Our business strategy requires us to:

  identify promising technologies at an early stage in their development;

  accurately assess their long-term viability; and

  rapidly gain expertise in these technologies.

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

We currently maintain strategic alliances with other companies that help us to gain access to new technology and business opportunities. This is one of the principles of our exponet strategy. Like many in our industry, we sometimes refer to these companies as our 'partners", but they are not partners in a legal sense. In particular, these companies are under no binding obligation to remain in relationships with us or to continue to cooperate with us, and these relationships are generally not exclusive.

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

Because we focus on emerging technologies, we derive some of our revenue from small companies, particularly start-up companies, that have limited operating histories and resources to pay our fees. These companies often have little or no earnings or cash flow and their business is generally at a greater risk of failing than more established businesses. As a result, these clients may not be able to pay for our services in a timely manner, or at all. These effects would lead to an extension of our collection period, which would harm our liquidity, and an increase in our bad debt expense, which would harm our profitability.

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

  the diversion of management's attention from our core businesses;

  any difficulties we experience in assimilating the operations of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

  our failure to assess or discover liabilities;

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

Our business is subject to declines in demand due to changing market dynamics affecting our customers. In the first quarter of 2001, we experienced a 40% decrease in revenue as compared to the first quarter of 2000. We believe this decrease was attributable to reduced or deferred spending for e-business services by established companies resulting from efforts of these companies to reduce expenses in light of the recent deterioration of economic conditions in the United States. A continuation of these factors would continue to adversely affect our revenue and profitability.

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

In the first quarters of 2000 and 2001, we derived 41% and 51% of our revenue from our five largest clients, respectively. Our largest client in the first quarter of 2000 and 2001 accounted for 13% and 15% of our revenue, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

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

During the first quarter of 2000 and 2001, we generated approximately 12% and 3%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenue could be harmed and our expenses could increase.

We may not collect all of our accounts receivable.

The accounts receivable we generate from our services are subject to the risk of non-payment, either due to the lack of financial resources of a customer or due to a dispute with respect to the services provided. In 2000 and 2001, we increased our reserve for doubtful accounts by $1.7 million and $300,000 in order to take into account the likelihood of non-payment on a portion of our accounts receivable. We periodically analyze our accounts receivable and these reviews may result in increases to our reserve for doubtful accounts.

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

  attract and retain customers;

  expand our sales and marketing activities;

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

  the number, size and scope of projects in which we are engaged;

  the contractual terms and degree of completion of these projects;

  any delays incurred in connection with a project;

  our success in earning bonuses or other contingent payments;

  our employee hiring and utilization rates;

  the adequacy of provisions for losses;

  the accuracy of our estimates of resources required to complete ongoing projects;

  customer budget cycles and spending priorities; and

  general economic conditions.

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

The market price of our common stock has fluctuated since we became a public company. Our stock price could continue to fluctuate significantly due to a variety of factors, including:

  public announcements concerning us, our competitors or the technology industry;

  fluctuations in our operating results;

  introductions of new products or services by us or our competitors;

  changes in analysts' revenue or earnings estimates; and

  announcements of technological innovations.

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

                                                    Investments
                                                        Maturing           Weighted           Fair Value
                                                         Before             Average               At
              At March 31, 2001                         March 31,          Interest           March 31,
    (in thousands, except interest rates)                 2002               Rate                2001
----------------------------------------------    ------------------    ------------    -------------------

Money market funds                                      $        71           5.41%           $         71
Corporate issues                                              7,902           5.00%                  7,902
                                                  ------------------    ------------    -------------------
                                                        $     7,973           5.01%           $      7,973
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
                                                  ==================    ============    ===================
PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits

      Number        Description

      None.

(b)  Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2001.

CONCERO, INC.

By: /s/ Timothy D. Webb
     Timothy D. Webb
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                   Title                                       Date

/s/    TIMOTHY D. WEBB                                        President, Chief Executive                  May 11, 2001
       Timothy D. Webb                                          Officer and Director
                                                                (principal executive officer)

/s/    KEITH D. THATCHER                                      Chief Financial Officer, Vice               May 11, 2001
       Keith D. Thatcher                                        President of Finance and Treasurer
                                                                (principal financial officer)

/s/   COLLEEN M. SERRATA                                      Controller                                  May 11, 2001
      Colleen M. Serrata                                        (principal accounting officer)