Form 10-Q
period 2001-06-30
CONCERO INC
filed 2001-08-10
CIK 1030487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes           x               No __________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,215,590 shares of the Company's Common Stock, $.01 par value, were outstanding as of July 31, 2001.

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

            Condensed Consolidated Balance Sheets - December 31, 2000 and June 30, 2001...........................3

            Condensed Consolidated Statements of Operations - Three Months and Six Months Ended
              June 30, 2000 and June 30, 2001.....................................................................4

            Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000
              and June 30, 2001...................................................................................5

            Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................9

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................18

                                            Part II - Other Information

                                            PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     Concero, Inc.
                                         Condensed Consolidated Balance Sheets
                                         (in thousands, except per share data)

                                                                 December 31,           June 30,
                                                                     2000                 2001
                                                               -----------------     ---------------
                                                                                      (Unaudited)
Assets
Current assets:
   Cash                                                              $    1,611           $   3,158
   Short-term investments                                                12,598               7,964
   Accounts receivable, net of allowance for doubtful
      accounts of  $1,520 at December 31, 2000 and $1,209
      at June 30, 2001                                                   11,243               5,839
   Unbilled revenue under customer contracts                                 86                 114
   Income tax receivable                                                    664                 630
   Prepaid expenses and other current assets                              1,005                 823
                                                               -----------------     ---------------
Total current assets                                                     27,207              18,528
Deferred tax asset                                                        2,281                   -
Property and equipment, net                                               6,318               3,776
                                                               -----------------     ---------------

Total assets                                                         $   35,806          $   22,304
                                                               =================     ===============

Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                     $     573          $      215
   Accrued expenses and other current liabilities                         2,473               4,191
                                                               -----------------     ---------------
Total current liabilities                                                 3,046               4,406

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000 shares
     authorized and none issued and outstanding                               -                   -
  Common stock, par value $.01 per share, 34,000 shares
     authorized, 10,163 and 10,201 shares issued and
     outstanding at December 31, 2000 and June 30, 2001,
     respectively                                                           102                 102
  Additional paid-in capital                                             33,695              33,728
  Accumulated other comprehensive income (loss)                              16                (50)
  Retained deficit                                                      (1,053)            (15,882)
                                                               -----------------     ---------------
Total stockholders' equity                                               32,760              17,898
                                                               -----------------     ---------------

Total liabilities and stockholders' equity                           $   35,806          $   22,304
                                                               =================     ===============

                                                See accompanying notes.

                                                     Concero, Inc.
                                    Condensed Consolidated Statements of Operations
                                         (in thousands, except per share data)
                                                      (Unaudited)

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                    -----------------------------    -----------------------------
                                                           2000         2001                2000         2001
                                                    ------------     ------------    ------------    -------------

Revenue                                                $ 17,068         $  6,671        $ 31,293         $ 15,156
Operating expenses:
   Technical staff                                        8,686            4,064          16,082           11,000
   Selling and administrative staff                       3,142            1,442           5,747            4,129
   Other expenses                                         3,820            4,721           7,349           12,979
                                                    ------------     ------------    ------------    -------------
Total operating expenses                                 15,648           10,227          29,178           28,108
                                                    ------------     ------------    ------------    -------------

Income (loss) from operations                             1,420           (3,556)          2,115          (12,952)

Interest income                                             238              162             472              404
                                                    ------------     ------------    ------------    -------------

Income (loss) before income taxes                         1,658           (3,394)          2,587          (12,548)

Provision for income taxes                                  565                -             910                -
                                                    ------------     ------------    ------------    -------------

Net income (loss)                                      $  1,093         $ (3,394)       $  1,677         $(12,548)
                                                    ============     ============    ============    =============

Basic earnings (loss) per share                        $   0.11         $  (0.33)       $   0.17         $  (1.23)
                                                    ============     ============    ============    =============

Diluted earnings (loss) per share                      $   0.10         $  (0.33)       $   0.15         $  (1.23)
                                                    ============     ============    ============    =============

Shares used in basic earnings (loss) per share
   calculation                                           10,000           10,188           9,901           10,176
                                                    ============     ============    ============    =============

Shares used in diluted earnings (loss) per share
   calculation                                           11,364           10,188          11,413           10,176
                                                    ============     ============    ============    =============

                                                See accompanying notes.

                                                     Concero, Inc.
                                    Condensed Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                      (Unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                     -----------------------------------
                                                                               2000                2001
                                                                     ---------------     ---------------
Operating activities
Net income (loss)                                                           $ 1,677           $ (12,548)
Adjustments to reconcile net income (loss) to net cash used
   in operating activities:
     Depreciation and amortization                                            1,031               1,020
     Write-off of excess property and equipment reserve                           -               2,541
     Bad debt expense, net of recoveries                                         31                 (66)
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (4,065)              5,470
        Unbilled revenue under customer contracts                            (1,442)                (28)
        Prepaid expenses and other current assets                            (1,099)                182
        Other assets                                                           (498)                  -
        Trade payables                                                         (175)               (358)
        Deferred taxes                                                            -                  34
        Accrued expenses and other current liabilities                          547               1,718
        Income taxes                                                            844                   -
                                                                     ---------------     ---------------
Net cash used in operating activities                                        (3,149)             (2,035)
                                                                     ---------------     ---------------

Investing activities
Proceeds from the sale of short term investments, net                         3,568               4,568
Acquisition of property and equipment                                        (2,424)             (1,019)
                                                                     ---------------     ---------------
Net cash provided by investing activities                                     1,144               3,549
                                                                     ---------------     ---------------

Financing activities
Proceeds from issuance of common stock, net of issuance cost                    678                  33
                                                                     ---------------     ---------------
Net cash provided by financing activities                                       678                  33
                                                                     ---------------     ---------------

Net increase (decrease) in cash                                              (1,327)              1,547
Cash, beginning of period                                                     2,108               1,611
                                                                     ---------------     ---------------

Cash, end of period                                                        $    781            $  3,158
                                                                     ===============     ===============

Non-cash activities:
Unrealized gain (loss) on investments                                      $     31            $   (66)
Reduction of income taxes payable associated with the
   exercise of stock options                                               $  2,328            $     -
Deferred offering costs in accrued expenses                                $    427            $     -
Reversal of deferred tax asset                                             $      -            $  2,281

                                                See accompanying notses.

Notes to Condensed Consolidated Financial Statements
June 30, 2001
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
  Customer Portals - to enable clients to present a unified view of their company to their customers over the Internetand through television and mobile devices;
  Content Chains - to enable clients to efficiently produce and manage compelling content that can be packaged and marketed for delivery to customers when and where the customer wants it; and
  Interactive Television - to deliver interactive television and entertainment on demand solutions, extending the      reach of e-business to mass audiences.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Concero, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

3.     Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended June 30, are as follows (in thousands):

                                                           Three months ended                 Six months ended
                                                                June 30,                          June 30,
                                                               2000           2001              2000            2001
                                                      --------------    -----------      ------------    ------------

Net income (loss)                                          $  1,093       $ (3,394)         $ 1,677        $ (12,548)

Unrealized gain (loss) on short term
 investments                                                     18              -               49              (66)
Income tax expense related to items of other
 comprehensive income                                            6              -               18                -
                                                      --------------    -----------      -----------     ------------
Comprehensive income (loss)                                $  1,105       $ (3,394)         $ 1,708        $ (12,614)
                                                      ==============    ===========      ============    ============

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)

4.     Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data) for the three and six months ended June 30:

                                                          Three months ended                     Six months ended
                                                               June 30,                              June 30,
                                                             2000               2001               2000              2001
                                                   ---------------     --------------    ---------------    --------------
Numerator:
  Net income (loss)                                     $   1,093          $  (3,394)        $   1,677         $ (12,548)
                                                   ===============     ==============    ===============    ==============

Denominator:
  Shares used in basic earnings (loss) per
    share calculation                                      10,000             10,188              9,901           10,176

  Effect of dilutive securities:
    Employee stock options                                  1,247                  -              1,379                 -
    Warrants                                                  117                  -                136                 -
                                                   ---------------     --------------    ---------------    --------------
  Shares used in diluted earnings (loss) per
    share calculation                                      11,364             10,188             11,413           10,176
                                                   ===============     ==============    ===============    ==============

Basic earnings (loss) per share                         $    0.11          $   (0.33)        $     0.17        $   (1.23)
                                                   ===============     ==============    ===============    ==============

Diluted earnings (loss) per share                       $    0.10          $   (0.33)        $     0.15        $   (1.23)
                                                   ===============     ==============    ===============    ==============

5.     Cost Reduction Measures

The Company initiated cost reduction measures which included a workforce reduction and elimination of excess office space and equipment. These cost reduction measures resulted in charges to other expense of $2.4 million and $7.0 million during the three months and six months ended June 30, 2001, respectively, as described below (in thousands):

                First Quarter of 2001                                  Second Quarter of 2001
                ----------------------------                           ----------------------------
                  Charge to        Payments        March 31, 2001        Charge to        Payments         June 30, 2001
                  Other                 and               Accrual        Other                 and               Accrual
                  Expense            Charges              Balance        Expense           Charges               Balance
                                        Made                                                  Made
          -------------    ------------    -----------------     ------------    ------------    ------------------

Severance           $ 1,512         $   584               $   928          $   811         $ 1,317                $  422
Excess equipment      2,150           2,150                     -              391             391                     -
Office space            954              16                   938            1,177             302                 1,813
                ------------    ------------     -----------------     ------------    ------------    ------------------
Total               $ 4,616        $ 2 ,750              $  1,866         $  2,379        $ 2 ,010               $ 2,235
                ============    ============     =================     ============    ============    ==================

All cost reduction charges noted above are cash related charges except the write-off of excess equipment. Workforce reductions included 67 personnel in the second quarter of 2001 and an aggregate of 197 personnel in the six months ended June 30, 2001 to whom the Company paid a severance benefit. The elimination of the office space results in a reduction of approximately 95,000 square feet, or 88% of the office space occupied by the Company at December 31, 2000. The Company's applicable leases will be terminated or subleased to others. The Company intends to continue to aggressively manage costs to maintain better alignment of expenses with near-term revenue opportunities.

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)

6.     Stock Option Cancellation/New Grant Program

During the first quarter of 2001, Concero established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for an obligation by the Company to grant a new stock option in approximately six months and two days from the date of their election to cancel such options The new grant will be for the same number of shares cancelled and will have an exercise price equal to the market closing price on the date of the new grant. New grants will vest 75% in equal installments over the three years following the grant with the remaining 25% vesting at three and a half years. The program ended on April 30, 2001, and 232,600 shares were cancelled pursuant to the program.

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

       Customer Portals - We enable clients to deliver a unified view of their company to customers over the Internetand through television and mobile devices;

       Content Chains- We enable our clients to efficiently produce and manage compelling content comprised of rich media, including video, audio, graphics and 3D models; and

       Interactive Television - We deliver interactive television and entertainment on-demand solutions, extending the reach of e-business to mass audiences.

We form strategic alliances with leading technology providers such as Vignette Corporation, Scientific-Atlanta and Artesia Technologies. We believe the nature of these alliances enables us to develop "ecosystems" centered around leading technology providers in which we serve as a catalyst for the widespread adoption of the provider's products. We call these ecosystems "exponential networks", or "exponets" for short. Exponets allow us to enter new markets, gain early access to emerging technologies, jointly market products and services and gain enhanced access to vendor training and support.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the periods indicated:

                                                      Three Months                           Six Months
                                                     Ended June 30,                        Ended June 30,

                                                 2000              2001               2000               2001

Revenue                                          100%              100%               100%               100%
Operating expenses:
   Technical staff                                51                61                 51                 73
   Selling and administrative staff               19                21                 19                 27
   Other expenses                                 22                71                 23                 86
                                                                                  --------------    ---------------
                                            ---------------    --------------
Total operating expense                           92               153                 93                186
                                            ---------------    --------------     --------------    ---------------
Income (loss) from operations                      8               (53)                 7                (86)
Interest income                                    1                 2                  1                  3
Provision for income taxes                         3                 -                  3                 -
                                            ---------------    --------------     --------------    ---------------
Net income (loss)                                  6%              (51)%                5%               (83)%
                                            ===============    ==============     ==============    ===============

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,2000

Revenue

Our revenue consists primarily of fees for software services provided. Revenues decreased 61% to $6.7 million in the quarter ended June 30, 2001 from $17.1 million in the quarter ended June 30, 2000. The decline is principally due to a softening in demand for e-business services due to a weak economy and reduced information technology spending which was partially offset by an improvement in our average hourly bill rate. Comparing the second quarter of 2001 with the same period in 2000, our average hourly bill rate increased 10% to $141 from $128.

During the second quarter of 2001, our top three clients, American Airlines, Digital Think and Texas Utilities, provided 48% of revenue, and individually provided 25%, 11% and 12% of revenue, respectively. During the second quarter of 2001, we had a very large and successful project for American Airlines rapidly scaled down and deferred until early 2002, as American Airlines implemented spending freezes due to changes in their business. In the second quarter of 2000, Christianity.com and IBM accounted for 26% and 11% of revenue, respectively. IBM accounted for 1% of revenue in the second quarter of 2001. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation insurance for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to sub-contractors for work performed in connection with a client engagement. Technical staff expenses decreased 53% to $4.1 million in the quarter ended June 30, 2001 from $8.7 million in the quarter ended June 30, 2000. The decrease in technical staff expenses is primarily due to the workforce reductions which occurred during 2001 to more closely align our cost structure with near-term revenue opportunities.

As a percentage of revenue, technical staff expenses increased to 61% in the quarter ended June 30, 2001 from 51% in the same quarter last year. This increase was primarily the result of lower utilization of our technical staff. Our utilization rate was 62% for the second quarter of 2001, down from 70% in the second quarter of 2000.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation insurance for selling, marketing and administrative personnel as well as all commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses decreased 54% to $1.4 million in the quarter ended June 30, 2001 from $3.1 million in the quarter ended June 30, 2000, primarily due to workforce reductions which occurred during 2001. As a percentage of revenues, selling and administrative staff expenses increased to 21% in the quarter ended June 30, 2001 from 19% in the quarter ended June 30, 2000 primarily as a result of lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and professional fees for our accounting and legal advisors, and depreciation. Included in other expenses this quarter is a charge related to cost reduction measures of $2.4 million which includes $811,000 in severance costs, $1.2 million for the elimination of excess office space and $391,000 for the write-down of excess capitalized equipment. Other expenses increased 24% to $4.7 million in the quarter ended June 30, 2001 from $3.8 million in the second quarter of 2000. As a percentage of revenues, other expenses increased to 71% in the quarter ended June 30, 2001 from 22% for the quarter ended June 30, 2000. These increases are primarily a result of the severance costs, the charge for the elimination of excess office space and the write-down of equipment, as well as lower revenue.

Workforce reductions for the quarter included 67 personnel to whom we paid a severance benefit. During the second quarter of 2001, the elimination of office space resulted in a reduction of approximately 51,000 square feet, or 47% of the office space occupied by us at December 31, 2000. Our affected leases will be terminated or subleased to others.

Income (Loss)from Operations

We recorded a loss from operations of $3.6 million for the quarter ended June 30, 2001 which represents a decrease of $5.0 million from income from operations of $1.4 million for the quarter ended June 30, 2000. As a percentage of revenues, loss from operations was 53% for the quarter ended June 30, 2001 compared to income from operations of 8% for the quarter ended June 30, 2000. Included in the 2001 loss from operations is a charge of $2.4 million associated with the cost reduction measures described above.

Income Taxes

No tax benefit was recorded in connection with our loss this quarter. Accordingly, future taxable earnings will benefit from a lower effective tax rate as a result of these unrecognized tax carry-forwards. The provision for income taxes of $565,000 for the quarter ended June 30, 2000 was computed using an estimated annual effective tax rate of 35%, which differs from the federal statutory rate of 34% as a result of state taxes, tax-exempt interest and permanent differences for meals and entertainment expenses.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through cash flows from operations and proceeds from the sale of equity securities. Our working capital consisted of $14.1 million as of June 30, 2001 down from $24.2 million as of December 31, 2000. Our operating activities used cash of $2.0 million and $3.1 million for the first six months of 2001 and 2000, respectively. We purchased approximately $1.0 million and $2.4 million of computers, office and system equipment and software in the first six months of 2001 and 2000, respectively. At June 30, 2001, we had cash, cash equivalents and short-term investments totaling $11.1 million, down from $14.2 million at December 31, 2000.

At June 30, 2001, we did not have any material commitments for capital expenditures. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

The number of days of revenue in our accounts receivable balance fluctuated between 81 days to 92 days during the second quarter of 2001 ending at 81 days at June 30, 2001, a decrease from 89 days at December 31, 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

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

We currently do not maintain any committed credit facilities. We cannot assure you that commercial credit or other debt or equity financing, if necessary, will be available to us on favorable terms, or at all.

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

We have refocused our business strategy. This strategy is described in the section captioned "Business" in our Annual Report on Form 10-K which was filed on March 27, 2001. Some of the changes to our business strategy include:

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

Our shift from ongoing development and maintenance engagements to strategic engagements has favorably affected our average billing rates but negatively affected our technical staff utilization rates. If we are unable to offset decreases in our utilization rates through increases in our billing rates, our operating results will be increasingly harmed. Adverse economic conditions, a lack of consumer acceptance of interactive television, broadband and other advanced technologies, increased competition and other factors could hurt both our utilization rates and our billing rates. As a result, it is too early to know whether the refocusing of our business strategy will help us achieve long-term success. Companies that implement major changes in their business strategy can face more challenging risks and unexpected difficulties. These risks and difficulties apply particularly to us because the market for our e-business consulting services is new and rapidly evolving.

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

In particular, some of the technologies that we are focusing on heavily, such as interactive television and broadband, may not achieve business or consumer acceptance in the near term, or at all. For example, companies promoting interactive television and broadband services may find that consumers are reluctant to use these services due to prohibitive cost or complexity. As a result, we may commit substantial resources developing expertise in areas that will not yield substantial revenue or profit for us.

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

Our business is subject to declines in demand due to changing market dynamics affecting our customers. In the second quarter of 2001, we experienced a 61% decrease in revenue as compared to the second quarter of 2000. We believe this decrease was attributable to reduced or deferred spending for e-business services by established companies resulting from efforts of these companies to reduce expenses in light of the recent deterioration of general economic conditions. A continuation of these factors would continue to adversely affect our operating results.

Our cost reduction measures and other strategic initiatives may not achieve our desired results and could result in business distractions that could seriously harm our business.

We implemented a cost reduction plan in the first and second quarters of 2001 with addiitional actions expected to take place in the third quarter of 2001. The objective of our cost reduction plan is to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management, and incureasing demand generation programs. The workforce reductions could result in a temporary lack of focus and reduced productivity of our remaining employeees, including those directly responsible for sales, which may impact our future revenues. Further, the failure to retain and effectively manage remaining employees could increase our costs, hurt our development and sales efforts and cause degradation in the quality of our services. Additionally, our customers and porspects may delay or forgo purchasing our services due to a perceived uncertainty caused by these changes. Failure to achieve the desired results of these changes could seriously harm our business, results of operations and financial condition.

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

In 2001, we reduced our workforce by approximately 197 people, including approximately 125 technical staff personnel who performed consulting services, in order to more closely match our workforce level to recent levels of demand for our services. We believe that the retained workforce will allow us to continue to execute our strategy at our anticipated lower levels of activity although it is possible that our workforce reduction plans will result in the loss of key personnel who we desire to retain.

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

During the first six months of 2000 and 2001, we derived 46% and 53% of our revenue from our five largest clients, respectively. Our largest client in the first six months of 2000 and 2001 accounted for 18% and 16% of our revenue, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

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

During the first six months of 2000 and 2001, we generated approximately 12% and 3%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenue could be harmed and our expenses could increase.

We may not collect all of our accounts receivable.

The accounts receivable we generate from our services are subject to the risk of non-payment, either due to the lack of financial resources of a customer or due to a dispute with respect to the services provided. In 2000 and the first six months of 2001, we increased our reserve for doubtful accounts by $1.7 million and $366,000, respectively, in order to take into account the likelihood of non-payment on a portion of our accounts receivable. We periodically analyze our accounts receivable and these reviews may result in increases to our reserve for doubtful accounts.

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

Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could reduce our utilization rates and force us to lower our prices and billing rates, adversely affecting our operating margins.

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

Our common stock is subject to delisting from the NASDAQ; If that occurs, our stock price and our general business reputation may be adversely impacted.

The trading price of our common stock has been below $1.00 per share for more than 30 consecutive days and from time to time the public market float of our common stock has been below the minimum $5.0 million required by the Nasdaq. We recently were notified by Nasdaq that if the trading price of our common stock does not comply with the Nasdaq National Market's $1.00 minimum bid requirement for ten consecutive trading days on or before November 5, 2001, our common stock may be delisted from the Nasdaq National Market. If a delisting occurs because of noncompliance with the minimum bid price or public market float or otherwise, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted as a result.

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

The market price of our common stock has fluctuated since we became a public company. For example, since July 1, 2000, the market price of our common stock on the Nasdaq National Market has fluctuated between $12.88 and $0.35 per share. Our stock price could continue to fluctuate significantly due to a variety of factors, including:

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

                                                           Investments
                                                            Maturing            Weighted           Fair Value
                                                             Before             Average                At
                     At June 30, 2001                       June 30,            Interest            June 30,
          (in thousands, except interest rates)               2002                Rate                2001
       ---------------------------------------------    ------------------    -------------    -------------------

       Money market funds                                  $           12            3.76%        $            12                                      12
       Corporate issues                                             7,952            3.54%                  7,952
                                                        ------------------    -------------    -------------------
                                                           $        7,964            3.54%        $         7,964                                   7,964
                                                        ==================    =============    ===================

                                                           Investments
                                                            Maturing            Weighted           Fair Value
                                                             Before             Average                At
                   At December 31, 2000                   December 31,          Interest          December 31,
          (in thousands, except interest rates)               2001                Rate                2000
       ---------------------------------------------    ------------------    -------------    -------------------

       Money market funds                                     $     3,476            6.38%              $   3,476                                   3,476
       Corporate issues                                             9,122            5.89%                  9,122
                                                        ------------------    -------------    -------------------
                                                              $    12,598            6.03%              $  12,598
                                                        ==================    =============    ===================

PART II - OTHER INFORMATION

Item 2. Change in Securities.

We issued 5,000 shares of our common stock from April 2, 2001 through June 30, 2001 pursuant to exercises of stock purchase warrants. The warrants were originally issued in connection with the transfer of assets from Pencom Systems Incorporated to us in October 1996. The warrants have an exercise price of $0.04 per share. The issuances were deemed exempt from registration under Section 5 of the Securities Act of 1933 in reliance upon Section 4(2) thereof or Rule 701 thereunder and appropriate restrictive transfer legends were affixed to the share certificates issue in such transaction.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 23, 2001 in Austin, Texas, our stockholders voted on the following matters.

  The election of seven directors to serve until the annual stockholders' meeting in 2002, or until their successors have been elected and qualified. The nominees of the Board of Directors were elected.
                                                                            AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
           Edward C. Ateyeh, Jr.                         9,123,461               636,933                -
           Thomas A. Herring                             9,222,961               537,433                -
           W. Frank King, Ph.D.                          9,222,961               537,433                -
           Kevin B. Kurtzman                             9,222,961               537,433                -
           Michael J. Maples                             9,222,961               537,433                -
           Wade E. Saadi                                 9,123,461               636,933                -
           Timothy D. Webb                               9,221,781               538,613                -

  Approval of an amendment to our Amended and Restated 1996 Stock Option/Stock Issuance Plan (the "Plan") to effect the following:
       increase the number of shares of our common stock subject to initial option grants under the Automatic Option Grant Program from     10,000 shares to 20,000 shares; and
       provide for additional option grants of 20,000 shares under the Automatic Option Grant Program to each non-employee board member on the date of the first annual meeting of stockholders following such board member's completion of each four-year period of service after joining our board.

The amendment was approved.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
          Approval of an amendment to 1996               8,827,902               929,641            2,851
          Stock Option/Stock Issuance Plan
     3.     To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December
              31, 2001.

          The appointment of Ernst & Young LLP was ratified.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
          Ratification of Ernst & Young LLP              9,751,165                 9,004              225
          as independent auditors

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits
     None.

(b) Reports on Form 8-K
     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2001.

CONCERO, INC.

By: /s/ Timothy D. Webb
     Timothy D. Webb
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                   Title                             Date

/s/    TIMOTHY D. WEBB                                        President, Chief Executive                         August 10, 2001
       Timothy D. Webb                                          Officer and Director
                                                                (principal executive officer)

/s/    KEITH D. THATCHER                                      Chief Financial Officer,                           August 10, 2001
       Keith D. Thatcher                                        Treasurer, Sr. Vice President, Finance                                                                (principal financial officer)

/s/   COLLEEN M. SERRATA                                      Controller                                         August 10, 2001
      Colleen M. Serrata                                        (principal accounting officer)