Form 10-Q
period 2001-09-30
CONCERO INC
filed 2001-11-13
CIK 1030487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

___________________

Commission file number 000-22327

CONCERO INC.

Incorporated Pursuant to the Laws of the State of Delaware

___________________

Internal Revenue Service-Employer Identification No. 74-2796054

6300 Bridgepoint Parkway, Building 1, Suite 500, Austin Texas   78730

(512) 343-6666

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

Yes           x               No __________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,225,090 shares of the Company's Common Stock, $.01 par value, were outstanding as of October 31, 2001.

                                                     CONCERO, INC.

                                                   Table of Contents

                                                                                                               Page
                                                                                                               ----
                                            Part I-- Financial Information

Item 1.     Financial Statements (Unaudited)......................................................................3

            Condensed Consolidated Balance Sheets-- December 31, 2000 and September 30, 2001......................3

            Condensed Consolidated Statements of Operations-- Three Months and Nine Months Ended
              September 30, 2000 and September 30, 2001...........................................................4

            Condensed Consolidated Statements of Cash Flows-- Nine Months Ended September 30, 2000
              and September 30, 2001..............................................................................5

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

                                            Part II-- Other Information

Item 6.     Exhibits and Reports on Form 8-K.....................................................................18

            Signatures...........................................................................................19

                                            PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     Concero, Inc.
                                         Condensed Consolidated Balance Sheets
                                         (in thousands, except per share data)

                                                                 December 31,         September 30,
                                                                     2000                  2001
                                                               -----------------     -----------------
                                                                                       (Unaudited)
                                                                                       -----------
Assets
Current assets:
   Cash                                                              $    1,611             $   1,593
   Short-term investments                                                12,598                 9,981
   Accounts receivable, net of allowance for doubtful
      accounts of  $1,520 at December 31, 2000 and $1,197
      at September 30, 2001                                              11,243                 3,728
   Unbilled revenue under customer contracts                                 86                    74
   Income tax receivable                                                    664                   630
   Prepaid expenses and other current assets                              1,005                   743
                                                               -----------------     -----------------
Total current assets                                                     27,207                16,749
Deferred tax asset                                                        2,281                     -
Property and equipment, net                                               6,318                 1,861
                                                               -----------------     -----------------

Total assets                                                         $   35,806            $   18,610
                                                               =================     =================

Liabilities and stockholders' equity
Current liabilities:
   Trade payables                                                    $      573            $      216
   Accrued expenses and other current liabilities                         2,473                 6,362
                                                               -----------------     -----------------
Total current liabilities                                                 3,046                 6,578

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000 shares
     authorized and none issued and                                           -                     -
     outstanding
  Common stock, par value $.01 per share, 34,000 shares
     authorized, 10,163 and 10,216 shares issued and
     outstanding at December 31, 2000 and September 30,
     2001, respectively                                                     102                   102
  Additional paid-in capital                                             33,695                33,732
  Accumulated other comprehensive income                                     16                     -
  Retained deficit                                                       (1,053)              (21,802)
                                                               -----------------     -----------------
Total stockholders' equity                                               32,760                12,032
                                                               -----------------     -----------------

Total liabilities and stockholders' equity                           $   35,806            $   18,610
                                                               =================     =================

                                                See accompanying notes.

                                                     Concero, Inc.
                                    Condensed Consolidated Statements of Operations
                                         (in thousands, except per share data)
                                                      (Unaudited)

                                                      Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                    -----------------------------    -----------------------------
                                                           2000         2001                2000         2001
                                                    ------------     ------------    ------------    -------------

Revenue                                               $  14,224         $  3,077        $ 45,517        $  18,233
Operating expenses:
   Technical staff                                        9,160            2,180          25,242           13,180
   Selling and administrative staff                       2,320              732           8,067            4,861
   Other expenses                                         6,421            6,211          13,770           19,190
                                                                                     ------------
                                                    ------------     ------------                    -------------
Total operating expenses                                 17,901            9,123          47,079           37,231
                                                    ------------     ------------    ------------    -------------

Loss from operations                                     (3,677)          (6,046)         (1,562)         (18,998)

Interest income                                             226              126             698              530
                                                    ------------     ------------    ------------    -------------

Loss before income taxes                                 (3,451)          (5,920)           (864)         (18,468)

Benefit from income taxes                                (1,225)               -            (315)               -
                                                    ------------     ------------    ------------    -------------

Net loss                                              $  (2,226)        $ (5,920)       $   (549)       $ (18,468)
                                                    ============     ============    ============    =============

Basic loss per share                                  $   (0.22)        $  (0.58)       $  (0.06)       $   (1.81)
                                                    ============     ============    ============    =============

Diluted loss per share                                $   (0.22)        $  (0.58)       $  (0.06)       $   (1.81)
                                                    ============     ============    ============    =============

Shares used in basic loss per share
  calculation                                            10,018           10,212           9,940           10,188
                                                    ============     ============    ============    =============

Shares used in diluted loss per share
  calculation                                            10,018           10,212           9,940           10,188
                                                    ============     ============    ============    =============

                                                See accompanying notes.

                                                     Concero, Inc.
                                    Condensed Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                      (Unaudited)

                                                                                Nine Months
                                                                               Ended September 30,
                                                                     -----------------------------------
                                                                               2000                2001
                                                                     ---------------     ---------------
Operating activities
Net loss                                                                    $  (549)          $ (18,468)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                            1,696               1,403
     Write-off of excess property and equipment reserve                           -               4,041
     Bad debt expense, net of recoveries                                      1,154                 (66)
     Changes in operating assets and liabilities:
        Accounts receivable                                                  (4,643)              7,581
        Unbilled revenue under customer contracts                               619                  12
        Prepaid expenses and other current assets                              (985)                262
        Other assets                                                              -                   -
        Trade payables                                                          223                (357)
        Deferred taxes                                                            -                  34
        Accrued expenses and other current liabilities                          599               3,889
        Income taxes                                                           (388)                  -
                                                                     ---------------     ---------------
Net cash used in operating activities                                        (2,274)             (1,669)
                                                                     ---------------     ---------------

Investing activities
Proceeds from the sale of short term investments, net                         3,358               2,601
Acquisition of property and equipment                                        (3,481)               (987)
                                                                     ---------------     ---------------
Net cash provided by (used in) investing activities                            (123)              1,614
                                                                     ---------------     ---------------

Financing activities
Proceeds from issuance of common stock, net of issuance cost                    730                  37
                                                                     ---------------     ---------------
Net cash provided by financing activities                                       730                  37
                                                                     ---------------     ---------------

Net decrease in cash                                                         (1,667)                (18)
Cash, beginning of period                                                     2,108               1,611
                                                                     ---------------     ---------------

Cash, end of period                                                       $     441           $   1,593
                                                                     ===============     ===============

Non-cash activities:
Unrealized gain (loss) on investments                                     $      45           $     (16)
Reduction of income taxes payable associated with the
     exercise of stock options                                            $   2,266           $       -
Deferred offering costs in accrued expenses                               $       -           $       -
Reversal of deferred tax asset                                            $       -           $   2,281

See accompanying notes.

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1.      Nature of Business

Concero, Inc. (“Concero” or the “Company”) is a broadband services firm committed to transforming business through the creative application of new technologies. Alliances with leading Internet and interactive television technology providers allow the Company to gain a thorough understanding of the providers’ products and perspective on other products as well as next-generation technologies.

Using its technology insight and skills, Concero assists its clients to design, develop and deploy solutions that enable clients to offer new revenue producing services such as entertainment-on-demand, enhanced television and targeted interactive advertising, while simultaneously streamlining operations. Concero’s service offerings consist of:

  Interactive Television - to deliver interactive television and entertainment on demand solutions, extending the reach of e-business to mass audiences;
  Content Management - to enable clients to efficiently produce and manage compelling content that can be packaged and marketed for delivery to customers when and where the customer wants it; and
  Customer Portals - to enable clients to present a unified view of their company to their customers over the Internet and through television and mobile devices.

Concero possesses unique delivery capabilities for supporting Interactive Television Solutions. In conjunction with Motorola’s Horizon and Scientific-Atlanta’s CreativeEdge developers programs, Concero maintains development centers with specialized equipment and deep technical expertise that enable development of cross-platform applications that run on Harmonic, Motorola and Scientific-Atlanta head-ends and set-top boxes. These assets combined with our dedicated and experienced team of interactive TV consultants and software engineers offer our clients substantial cost savings and rapid time-to-market benefits.

2.      Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Concero, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2000 included in the Company’s annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

3.     Comprehensive Loss

The components of comprehensive loss for the three and nine months ended September 30, are as follows (in thousands):

                                                             Three months ended               Nine months ended
                                                               September 30,                    September 30,
                                                            2000              2001              2000            2001
                                                      ------------       -----------      ------------     ------------
Net income loss                                         $  (2,226)         $ (5,920)        $    (549)       $ (18,468)

Unrealized gain (loss) on short term
  investments                                                  22                50                70              (16)
Income tax expense related to items of other
  comprehensive loss                                            8                 -                25                -
                                                      ------------       -----------      ------------     ------------
Comprehensive loss                                      $  (2,212)         $ (5,870)        $    (504)       $ (18,484)
                                                      ============       ===========      ============     ============

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

4.      Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data) for the three and nine months ended September 30:

                                                          Three months ended                     Nine months ended
                                                             September 30,                         September 30,
                                                             2000               2001               2000              2001
                                                   ---------------     --------------    ---------------    --------------
Numerator:
  Net loss                                              $  (2,226)         $  (5,920)          $   (549)       $  (18,468)
                                                   ===============     ==============    ===============    ==============

Denominator:
  Shares used in basic loss per share
    calculation                                            10,018             10,212              9,940            10,188

  Effect of dilutive securities:
    Employee stock options                                      -                  -                  -                 -
    Warrants                                                    -                  -                  -                 -
                                                   ---------------     --------------    ---------------    --------------
  Shares used in diluted loss per share
    calculation                                            10,018             10,212              9,940            10,188
                                                   ===============     ==============    ===============    ==============

Basic loss per share                                    $   (0.22)         $   (0.58)          $  (0.06)        $   (1.81)
                                                   ===============     ==============    ===============    ==============

Diluted loss per share                                  $   (0.22)         $   (0.58)          $  (0.06)        $   (1.81)
                                                   ===============     ==============    ===============    ==============

5.      Cost Reduction Measures

The Company initiated cost reduction measures, which included a workforce reduction and elimination of excess leased office space and equipment. These cost reduction measures resulted in charges to other expense of $4.8 million and $11.8 million during the three months and nine months ended September 30, 2001, respectively, as described below (in thousands):

                                                   Severance        Excess equipment       Office space               Total
                                               --------------    --------------------    ---------------     ---------------
Accrual balance at December 31, 2000                 $     -                 $     -          $       -           $       -
Charge to other expense                                1,512                   2,150                954               4,616
Payments and charges made                                584                   2,150                 16               2,750

                                               --------------    --------------------    ---------------     ---------------
Accrual balance at March 31, 2001                    $   928                 $     -          $     938           $   1,866
                                               ==============    ====================    ===============     ===============
Charge to other expense                                  811                     391              1,177               2,379
Payments and charges made                              1,317                     391                302               2,010

                                               --------------    --------------------    ---------------     ---------------
Accrual balance at June 30, 2001                     $   422                 $     -          $   1,813           $   2,235
                                               ==============    ====================    ===============     ===============
Charge to other expense                                  421                   1,500              2,845               4,766
Payments and charges made                                555                   1,500                379               2,434

                                               --------------    --------------------    ---------------     ---------------
Accrual balance at September 30, 2001                $   288                 $     -          $   4,279           $   4,567
                                               ==============    ====================    ===============     ===============

Concero, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

All payments and charges noted above are cash related charges except the write-off of excess equipment. Workforce reductions included 38 personnel in the third quarter of 2001 and an aggregate of 235 personnel in the nine months ended September 30, 2001 to which the Company paid a severance benefit. The elimination of the office space is associated with the planned reduction of approximately 97,500 square feet, or 91% of the office space occupied by the Company at December 31, 2000. At September 30, 2001 the Company had entered into sublease agreements representing approximately 24,550 square feet. Charges to other expense associated with the elimination of lease expense represent future costs associated with excess leased office space net of expected future sublease proceeds. Expected future sublease proceeds requires estimates for sublease start dates and rates. The Company’s applicable leases will be terminated or subleased to others. The Company intends to continue to aggressively manage costs to maintain better alignment of expenses with near-term revenue opportunities.

6.      Stock Option Cancellation/New Grant Program

During the first quarter of 2001, Concero established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for an obligation by the Company to grant a new stock option in approximately six months and two days from the date of their election to cancel such options. The new grant will be for the same number of shares cancelled and will have an exercise price equal to the market closing price on the date of the new grant. New grants will vest 75% in equal installments over the three years following the grant with the remaining 25% vesting at three and a half years. The program ended on April 30, 2001, and 232,600 shares were cancelled pursuant to the program.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,”“could,” “would,” “anticipate,” “ may,” or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section below entitled “Factors That May Affect Future Results, Financial Condition and Market Price of Securities” as well as those cautionary statements and other factors set forth elsewhere herein.

Overview

We are a broadband services firm committed to transforming business through the creative application of new technologies. Our alliances with leading Internet and interactive television technology providers allow us to gain a thorough understanding of their products and perspective on other products as well as next-generation technologies. Using our technology insight and skills, we assist our clients to define, design, develop and deploy solutions that enable clients to offer new revenue producing services such as entertainment-on-demand, enhanced television and targeted interactive advertising, w hile simultaneously streamlining operations.

In 1999, our management team began executing a strategy of providing high value-added e-business services and emphasizing relationships with leading technology providers aligned with our e-business focus. With the successful implementation of that strategy our e-business services became the primary source of our revenue and we experienced significant revenue growth through the second quarter of 2000 after which time the market for e-business services began to deteriorate and our revenue declined. As a result of the increasingly weak U.S. economy, since the second quarter of 2000, we have initiated cost reduction measures including a significant reduction in our staffing levels to more closely align our cost structure with anticipated future revenue opportunities, and focused our sales and marking efforts around our interactive TV services. We have also narrowed our service offerings to include:

  Interactive Television – we deliver interactive television and entertainment on demand solutions, extending the reach of e-business to mass audiences;
  Content Management – we enable clients to efficiently produce and manage compelling content that can be packaged and marketed for delivery to customers when and where the customer wants it; and
  Customer Portals – we enable clients to present a unified view of their company to their customers over the Internet and through television and mobile devices.

We possess unique delivery capabilities for supporting Interactive Television Solutions. In conjunction with Motorola’s Horizon and Scientific-Atlanta’s CreativeEdge developers programs, we maintain development centers with specialized equipment and deep technical expertise that enables development of cross-platform applications that run on Harmonic, Motorola and Scientific-Atlanta head-ends and set-top boxes. These assets combined with our dedicated and experienced team of interactive TV consultants and software engineers offer our clients substantial cost savings and rapid time-to-market benefits.

Our clients include both Fortune 1000 and early stage companies whose business strategies are designed and built around interactive TV and the Internet.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the periods indicated:

                                                      Three Months                          Nine Months
                                                  Ended September 30,                   Ended September 30,

                                                    2000              2001               2000            2001
                                            -------------     -------------       ------------    ------------

Revenue                                             100%              100%               100%            100%
Operating expenses:
   Technical staff                                   64                71                 55              72
   Selling and administrative staff                  16                24                 18              27
   Other expenses                                    46               201                 30             105
                                            -------------     -------------      -------------    ------------
Total operating expense                             126               296                103             204
                                            -------------     -------------      -------------    ------------
Loss from operations                                (26)             (196)                (3)           (104)
Interest income                                       1                 4                  1               3
Benefit for income taxes                             (9)                -                 (1)              -
                                            -------------     -------------      -------------    ------------
Net loss                                            (16)%            (192)%               (1)%          (101)%
                                            =============     =============      =============    ============

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenue

Our revenue consists primarily of fees for software services provided. Revenues decreased 78% to $3.1 million in the quarter ended September 30, 2001 from $14.2 million in the quarter ended September 30, 2000. The decline was principally due to an increasingly weak U.S. economy resulting in reduced broadband and information technology spending and a reduction in our average hourly bill rate. Comparing the third quarter of 2001 with the same period in 2000, our average hourly bill rate decreased 7% to $113 from $122.

During the third quarter of 2001, our top two clients, Texas Utilities and @Security Broadband Corp., provided 36% of revenue, and provided 22% and 14% of revenue, respectively. In the third quarter of 2000, two clients accounted for 21% of revenue, or 11% and 10%, individually. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers’ compensation insurance for technical staff personnel assigned to client engagements and unassigned technical staff personnel, and fees paid to sub-contractors for work performed in connection with a client engagement. Technical staff expenses decreased 76% to $2.2 million in the quarter ended September 30, 2001 from $9.2 million in the quarter ended September 30, 2000. The decrease in technical staff expenses was primarily due to the workforce reductions, which occurred during 2001.

As a percentage of revenue, technical staff expenses increased to 71% in the quarter ended September 30, 2001 from 64% in the same quarter last year. This increase was primarily the result of lower hourly bill rates for our technical staff. Our average hourly bill rate decreased 7% to $113 in the third quarter of 2001 from $122 in the same quarter of 2000. However, our utilization rate increased slightly from 59% for the third quarter of 2000 to 61% in the third quarter of 2001.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers’ compensation insurance for selling, marketing and administrative personnel as well as any commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses decreased 69% to $732,000 in the quarter ended September 30, 2001 from $2.3 million in the quarter ended September 30, 2000, primarily due to work force reductions which occurred during 2001. As a percentage of revenues, selling and administrative staff expenses increased to 24% in the quarter ended September 30, 2001 from 16% in the quarter ended September 30, 2000, primarily as a result of lower revenue.

Selling and administrative staff expenses included the reversal of an accrued bonus pool of $590,000 in the third quarter of 2000. Excluding the effect of that bonus reversal, selling and administrative staff expenses decreased 75% from $2.9 million in the quarter ended September 30, 2000. Excluding the effect of that bonus reversal, selling and administrative staff expenses increased to 24% of revenue in the quarter ended September 30, 2001 from 21% of revenue in the quarter ended September 30,2000.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training, depreciation and professional fees for our accounting and legal advisors. As a percentage of revenues, other expenses increased to 201% in the quarter ended September 30, 2001 from 46% for the quarter ended September 30, 2000. Other expenses decreased 3% to $6.2 million in the quarter ended September 30, 2001 from $6.4 million in the third quarter of 2000.

Other expenses for the quarter ended September 30, 2001 included costs totaling $4.8 million which included $421,000 in workforce severance, $2.8 million for the elimination of excess leased office space and $1.5 million for the write-off of excess capitalized equipment. During the third quarter of 2000, other expenses included costs totaling $2.0 million which included $1.1 million of additional bad debt reserves, the recognition of $750,000 of deferred expenses related to a cancelled secondary offering and the write-off of a $125,000 investment in a start-up company. Excluding the effect of these items, other expenses decreased 68% to $1.4 million in the quarter ended September 30, 2001 from the same quarter in the prior year, primarily as a result of cost reduction measures.

Workforce reductions for the quarter ended September 30, 2001 included 38 personnel to whom we paid a severance benefit. During the third quarter of 2001, the elimination of office space resulted in a reduction of approximately 2,200 square feet, or 2% of the office space occupied by us at December 31, 2000. More importantly, due to changes in the economy our accruals for excess office space were expanded to include longer time frames to sublease the space at reduced market rates. Our affected leases will be terminated or subleased to others.

Income Taxes

No tax benefit was recorded in connection with our loss this quarter. Accordingly, any future taxableearnings will benefit from a lower effective tax rate as a result of these unrecognized tax carry-forwards. The benefit for income taxes of $1.2 million for the quarter ended September 30, 2000 was computed using an estimated annual effective tax rate of 35%, which differs from the federal statutory rate of 34% as a result of state taxes, tax-exempt interest income and permanent differences for meals and entertainment expenses.

Net Loss

We recorded a net loss of $5.9 million for the quarter ended September 30, 2001 which represents an increase of $3.7 million from a net loss of $2.2 million for the quarter ended September 30, 2000. The increase in our net loss this quarter was largely attributable to the decline in our revenue and the $4.8 million increase in other expenses associated with the cost reduction measures described above.

Our net loss per share was $0.58 for the quarter ended September 30, 2001, an increase from the net loss per share of $0.22 for the quarter ended September 30, 2000. Excluding the effect of the cost reduction measures totaling $4.8 million in the quarter ended September 30, 2001 and the additional bad debt, expenses related to secondary offering, write-off of an investment in a start-up company and reversal of accrued bonuses reported in the quarter ended September 30, 2000 which increased net loss by approximately $900,000, our net losses per share for the third quarters of 2001 and 2000 were $0.13 and $0.11, respectively.

Liquidity and Capital Resources

Our working capital consisted of $10.2 million as of September 30, 2001 down from $24.2 million as of December 31, 2000. Our operating activities used cash of $1.7 million and $2.3 million for the first nine months of 2001 and 2000, respectively. We purchased approximately $1.0 million and $3.5 million of computers, office and system equipment and software in the first nine months of 2001 and 2000, respectively. At September 30, 2001, we had cash, cash equivalents and short-term investments totaling $11.6 million, down from $14.2 million at December 31, 2000.

At September 30, 2001, we did not have any material commitments for capital expenditures. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of additional employees we hire and the number of new offices that we open in any period.

The number of days of revenue in our accounts receivable balance fluctuated between 79 days to 113 days during the third quarter of 2001 ending at 113 days at September 30, 2001, an increase from 89 days at December 31, 2000. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services.

We anticipate that our existing cash, cash equivalents and short-term investment balances and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable and the percentage of projects performed at our facilities.

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

We have refocused our business strategy. This strategy is described in the section captioned “Business” in our Annual Report on Form 10-K which was filed on March 27, 2001. Some of the changes to our business strategy include:

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

We currently maintain strategic alliances with other companies that help us to gain access to new technology and business opportunities. This is one of the principles of our exponet strategy. Like many in our industry, we sometimes refer to these companies as our “partners”, but they are not partners in a legal sense. In particular, these companies are under no binding obligation to remain in relationships with us or to continue to cooperate with us, and these relationships are generally not exclusive.

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

Our business is subject to declines in demand due to changing market dynamics affecting our customers. In the third quarter of 2001, we experienced a 78% decrease in revenue as compared to the third quarter of 2000. We believe this decrease was attributable to reduced or deferred spending for e-business services by established companies resulting from efforts of these companies to reduce expenses in light of the recent deterioration of general economic conditions. A continuation of these factors would continue to adversely affect our operating results.

Our cost reduction measures and other strategic initiatives may not achieve our desired results and could result in business distractions that could seriously harm our business.

We implemented a cost reduction plan in 2001. The objective of our cost reduction plan is to reduce our cost structure to a sustainable level that is consistent with the current macroeconomic environment. We also implemented other strategic initiatives designed to strengthen our operations. These plans involve, among other things, reductions in our workforce facilities, aligning our organization around our business objectives, realignment of our sales force and changes in our sales management, and increasing demand generation programs. The workforce reductions could result in a temporary lack of focus and reduced productivity of our remaining employees, including those directly responsible for sales, which may impact our future revenues. Further, the failure to retain and effectively manage remaining employees could increase our costs, hurt our development and sales efforts and cause degradation in the quality of our services. Additionally, our customers and prospects may delay or forgo purchasing our services due to a perceived uncertainty caused by these changes which could seriously harm our business, results of operations and financial condition.

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

In 2001, we reduced our workforce by approximately 235 people, including approximately 154 technical staff personnel who performed consulting services, in order to more closely match our workforce level to recent levels of demand for our services. We believe that the retained workforce will allow us to continue to execute our strategy at our anticipated lower levels of activity although it is possible that our workforce reduction plans will result in the loss of key personnel whom we desire to retain.

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

We changed our name.

We changed our name to Concero, Inc. Although we have filed a trademark application for this name, we may be unable to protect our name or prevent others from using our name. Other parties may claim that our use of Concero violates their intellectual property rights. If we are prevented from using the Concero name, it may become more difficult for us to carry out our business plans. In addition, our advertisement of the change and promotion of our new brand may fail to reach important segments of our potential customer base, and our marketing campaign may yield little results.

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

During the first nine months of 2000 and 2001, we derived 40% and 50% of our revenue from our five largest clients, respectively. Our largest client in the first nine months of 2000 and 2001 accounted for 13% and 15% of our revenue, respectively. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large client could harm our business.

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

During the first nine months of 2000 and 2001, we generated approximately 9% and 3%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenue could be harmed and our expenses could increase.

We may not collect all of our accounts receivable.

The accounts receivable we generate from our services are subject to the risk of non-payment, either due to the lack of financial resources of a customer or due to a dispute with respect to the services provided. In 2000 and the first nine months of 2001, we increased our reserve for doubtful accounts by $1.7 million and $366,000, respectively in order to take into account the likelihood of non-payment on a portion of our accounts receivable. We periodically analyze our accounts receivable and these reviews may result in increases to our reserve for doubtful accounts.

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

Many of our current competitors have longer operating histories, larger client bases, larger professional staffs, greater brand recognition and greater financial, technical, marketing and other resources than we do. This may place us at a disadvantage in responding to our competitors’ pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. In addition, many of our competitors have well-established relationships with our current and potential clients and have extensive knowledge of our industry. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, and they may also be able to devote more resources to the development, promotion and sale of their services than we can. Competitors that offer more standardized or less customized services than we do may have a substantial cost advantage, which could force us to lower our prices and billing rates, adversely affecting our operating margins.

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

Our common stock is subject to delisting from the NASDAQ. If that occurs, our stock price and our general business reputation may be adversely impacted.

The Nasdaq National Market maintains certain minimum requirements to maintain the Nasdaq listing for our common stock. These requirements include a minimum bid price for our common stock of $1.00 and a $5 million minimum market value of the public float for our common stock. The trading price of our common stock and the market value of our public float have not been in compliance with these requirements for more than 30 consecutive days. Nasdaq recently notified us that it had implemented a moratorium on the minimum bid price and market value of public float requirements until January 2, 2002 at which time Nasdaq will resume enforcement of these requirements.

If a delisting occurs because of noncompliance with the minimum bid price or public market float or otherwise, our common stock likely would trade in a less efficient market, such as the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted as a result.

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

From time to time, the stock market has experienced extreme price and volume fluctuations. The market prices of the securities of Internet and technology companies have been especially volatile, including fluctuations that often are unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the market price of our common stock.

The market price of our common stock has fluctuated since we became a public company. For example, since October 1, 2000, the market price of our common stock on the Nasdaq National Market has fluctuated between $4.63 and $0.35 per share. Our stock price could continue to fluctuate significantly due to a variety of factors, including:

  public announcements or perceptions concerning us, our competitors or the technology industry;
  fluctuations in our operating results;
  introductions of new products or services by us or our competitors;
  changes in analysts' revenue or earnings estimates; and
  announcements of technological innovations.

In the past, companies that have experienced volatility in the market price of their stock have been the target of securities class action litigation. If we were sued in a securities class action, we could incur substantial costs and suffer from a diversion of our management’s attention and resources.

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

Information concerning market risk is contained on page 21 of our 2000 Annual Report on Form 10-K and is incorporated by reference to such annual report.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
       None.

(b)  Reports on Form 8-K
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2001.

CONCERO, INC.

By: /s/ Timothy D. Webb
     Timothy D. Webb
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                          Title                                   Date

/s/    TIMOTHY D. WEBB                    President, Chief Executive              November 13, 2001
       Timothy D. Webb                      Officer and Director
                                             (principal executive officer)

/s/    KEITH D. THATCHER                  Chief Financial Officer,                November 13, 2001
       Keith D. Thatcher                    Treasurer, Sr. Vice President,
                                            Finance
                                            (principal financial officer)

/s/    COLLEEN M. SERRATA                 Controller                              November 13, 2001
       Colleen M. Serrata                   (principal accounting officer)