Form 10-K
period 2001-12-31
CONCERO INC
filed 2002-03-29
CIK 1030487

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ___________to ______________

Commission file number 000-22327

CONCERO, INC.
(Exact name of Registrant as specified in its charter)

Delaware 74-2796054 (State of other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

6300 Bridgepoint Parkway, Building 1, Suite 500, Austin Texas   78730
(512) 343-6666

(Address, zip code and telephone number, including area code of Registrant's principal executive officer)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes         x             No__________

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informaiton statements incorporated by reference in Part III of this Form 10-K or any amendmnet to this Form 10-K          x

     The aggregate market value of the voting stock held by non-affiliaties of the Registrant, based upon the closing sale price of common stock on March 1, 2002 as reported on the Nasdaq National Market, was approximately $1.5 million (affiliates being, for these purposes only, directors, executive officers and holders of more than 5% of the Registrant's common stock).

     As of March 1, 2002, the Registrant had outstanding 10,225,090 shares common stock.

                                            Documents Incorporated By Reference
          Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders are herein incorporated by reference to the extent indicated in Part III of this Form 10-K.

Concero, Inc.                                                                                             Table of Contents

Form 10-K Item                                                                                                Page

Part I.

Part II.
                   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......      13
                   Item 6.     Selected Financial Data....................................................      14
                   Item 7.     Management's Discussion and Analysis of Financial Condition and

                   Item 9.     Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure........................................      19

Part III.
                   Item 10.    Directors and Executive Officers of the Registrant.........................      20
                   Item 11.    Executive Compensation.....................................................      20
                   Item 12.    Security Owenership of Certain Beneficial Owners...........................      20

Part IV.

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

Overview

Concero has been providing software development services to customers that are innovators, early technology adopters and market leaders for more than a decade. During 1999 and 2000, we transitioned to a company that primarily provides e-business services. Beginning in the second quarter of 2000, however, the market for e-business services began to deteriorate and our revenue declined. In 2000, we initiated cost reduction measures and narrowed our service offerings around: strategy, enterprise portals, content chains and interactive television. In 2001, our performance was considerably and negatively affected by the weak U.S. economy and a decrease in capital spending by our customers and potential customers. We implemented cost reduction measures in 2001 to more closely align our cost structure with near-term future revenue opportunities. As a result of these cost reduction measures, we recorded a charge in other expense of $12.2 million in 2001 including workforce reductions and the establishment of reserves and write-downs for the elimination of excess leased office space and equipment. We continue to provide strategic consulting skills with deep technology and integration expertise to existing customers; however, we have further narrowed our focus around interactive television.

To better leverage our technical expertise and marketing alliances around interactive television, we announced our Concero Marquee software product at the Western Cable Show in November 2001. Concero Marquee is a suite of software that will be designed to enable the development of interactive television applications that leverage video-on-demand services. We anticipate that these applications will include entertainment-on-demand for movies, music, games, subscription video-on-demand, interactive advertising, commerce and promotional services. Concero Marquee will utilize unique cross-platform software to reduce the cost and complexity of designing, delivering and presenting user interfaces and interactive services across multi-vendor digital set-top boxes and video-on-demand applications.

During 2002, we will be highly focused on the successful launch of the Concero Marquee suite including product development, marketing and sales. Concero Marquee is scheduled for release in the second half of 2002.

Industry Background

For years, interactive television has been an embryonic market as the cable operators have been slow to adopt the advanced digital set-top boxes and middleware platforms required to make this technology viable. In stark contrast, spurred by aggressive competition from satellite providers, cable operators have begun to deploy video-on-demand services in anticipation of driving consumer adoption of digital cable. Unlike many interactive applications, video-on-demand can be delivered on the large existing installed base of low-end digital set-top boxes.

With the growing realization that video-on-demand infrastructure is becoming available, content providers and application providers have also begun to view video-on-demand as an opportunity to bolster their profit margins and introduce new products and services to meet the growing consumer appetite for on-demand services. However, because of the diverse head-end, video-on-demand server and set-top box choices made by each cable operator, there is no standard infrastructure in place to support applications. Each equipment combination presents a significant challenge to creating a broadly deployable solution due to significant differences in their design and functionality.

We believe our integration expertise, together with the launch of Concero Marquee in the second half of 2002 will provide cross-platform software infrastructure and tools, enabling application companies and content providers to rapidly create and deliver on-demand user interfaces and interactive services to cable subscribers that are independent of the equipment selected by the cable operator.

Concero Solutions

We are a provider of interactive television solutions. We provide systems integration consulting services and anticipate providing software products that enable application providers, studios, content programmers and network operators to quickly deploy a wide range of broadband services such as entertainment-on-demand, interactive advertising and promotional services. Our solutions drive profitable, on-demand interactive services. We possess unique delivery capabilities for supporting interactive television solutions. In conjunction with Motorola's Horizon and Scientific-Atlanta's CreativEdge developers programs, we operate state of the art integration labs with specialized equipment and expertise that enable development of cross-platform applications that run on Motorola, Scientific-Atlanta and Harmonic head-ends and leading set-top boxes. These assets, combined with our dedicated and experienced team of interactive television consultants and software engineers, offer customers substantial cost savings and rapid time to market benefits.

Strategy

Our goal is to be a leading interactive television solutions provider. We are focusing on the development and successful launch of the Concero Marquee software suite and completing the transition from a services only consultancy, specializing in broadband solutions, to a provider of interactive television software products and services. To achieve this goal, we are pursuing the following strategies:

Successfully Launch Concero Marquee. We anticipate the successful launch of our new product, Concero Marquee, in the second half of 2002. We believe that Concero Marquee will create a compelling user experience that can potentially attract viewers with visually exciting menus. Concero Marquee will be designed to deliver a multi-sensory, user experience that is markedly more entertaining and engaging than the flat menus prevalent today and will utilize a powerful merchandising engine to vastly improve the ability of cable operators and content providers to manage how their content is packaged, priced and promoted.

Attract New Customers and Expand Existing Customer Relationships. We have a dedicated sales force to help maintain and expand existing customer relationships and have targeted potential new interactive television customers for our consulting and integration services. We have also targeted and must attract cable operators that are innovators and early technology adopters for Concero Marquee. Through our dedicated sales force and utilizing existing alliances, we have access to the cable operators that constitute the primary potential customer base for Marquee. Our Concero Marquee sales efforts are primarily focused around the demonstration of Concero Marquee at trade shows and conventions such as the Western Cable Show, the National Cable & Telecommunications Association's "Cable 2002" and Cable &Telecommunications Association for Marketing's "Digital Conference".

Maintain and Add Alliance Partners. We believe that our interactive television alliance partners are an important element of our interactive television and Concero Marquee software strategy. These alliances have provided us with the head-end hardware and set-top boxes that help enable us to develop applications for interactive television, including Concero Marquee. We recently entered into a program with SeaChange that has provided access to their video-on-demand servers. We believe that expanding our alliances to include most of the hardware vendors associated with the delivery of video-on-demand by cable operators is critical to the success of Concero Marquee. We believe the nature of these alliances will also enable joint marketing of our interactive television integration services and, in some cases, Concero Marquee.

Hire and Retain Qualified Professionals. Attracting and retaining professionals is essential to our business. We attract, hire, develop and retain personnel by emphasizing the skills and values required to provide our products and services. We have implemented an employee referral program. To retain our professionals, we will continue to foster our company culture, provide ongoing training and career development opportunities and provide competitive compensation.

Services

We offer consulting services tailored to the needs of the interactive television markets. We deliver custom interactive television solutions, including interactive programming guides, electronic buying guides, video-on-demand, gaming, entertainment-on-demand, e-commerce, advanced user interfaces, and media asset management. Our development centers incorporate specialized equipment required to develop and test interactive television applications. These centers allow us to provide cross-platform development services for applications that will run on Harmonic, Motorola and Scientific-Atlanta head-ends and a variety of digital set-top boxes. We provide product development and integration support, as well as limited maintenance and support services for our customer's software products. Our team of skilled consultants, architects and developers deliver the following services:

3/P>

Strategy - We help companies navigate through key decisions for creating successful interactive television solutions, including revenue models, return on investment, product selection, systems integration, customer service and billing.

Program Management - Our team of experienced program managers plans and executes complex integration and deployment programs that bring together multi-vendor products and services for a complete interactive television offering.

Creative Design - Our creative team specializes in developing engaging user experiences for television applications.

Cross Platform Development - We provide cross-platform architecture, design and development services for platforms as diverse as the Motorola, Scientific Atlanta, Pace, Pioneer and Sony set-top boxes. Our teams leverage state-of-the-art facilities that include Motorola, Harmonic and Scientific-Atlanta head-ends.

Systems Integration - Our architects and developers design and build application programming interfaces, software development kits, and integration frameworks to bring together multi-vendor products and services into a complete, reliable and efficient system that can be easily maintained and extended.

Verification Services - Our quality assurance and testing services identify technology anomalies before applications are rolled out onto networks.

We also intend to provide consulting services in conjunction with the implementation and support of Concero Marquee.

Products

In the fourth quarter of 2001, we announced our Concero Marquee software product which is scheduled for release in the second half of 2002. The product suite was introduced at the Western Cable Show in November 2001. The product demonstrations have been favorably received during initial meetings with cable operators, cable programmers and interactive television application providers.

Concero Marquee is a suite of software that will be designed to enable the development of interactive television applications that leverage video-on-demand services. We anticipate that these applications will include entertainment-on-demand for movies, music, games, subscription video-on-demand, interactive advertising, commerce and promotional services. Concero Marquee will utilize unique cross-platform software to reduce the cost and complexity of designing, delivering and presenting user interfaces and interactive services across multi-vendor digital set-top boxes and video-on-demand applications.

In addition, Concero Marquee will include design and management tools which leverage the underlying platform to create and optimize user experience. We anticipate that the "UI Designer" will enable design professionals to rapidly create and modify user interfaces and the "Merchandiser" will enable business and marketing analysts to methodically test and optimize the on-screen promotional and merchandizing processes.

Alliances

We maintain alliances with leading interactive television and internet technology providers. We have alliances with leading interactive television technology providers such as Motorola, Scientific-Atlanta and SeaChange that provide us access to their head-end hardware, set-top boxes and video-on-demand servers, along with training and support. We believe that expanding our alliances to include most of the hardware vendors associated with the delivery of video-on-demand by cable operators is critical to the success of Concero Marquee. We are also pursing alliances with content providers of cable programming to provide additional access to cable operators and programming for demonstration purposes. We believe the nature of these alliances will enable us to jointly market our interactive television integration services and, in some cases, Concero Marquee.

These relationships encompass a range of activities, including:

  joint marketing;
  product development services;
  product deployment and integration of our alliance partners' products as part of solutions we provide customers;
  providing feedback from our customers to help our partners enhance their products; and
  integration and certification of third party applications for use with our partners' products.

4/P>

We have substantial alliances with:

Motorola

Motorola supplies integrated communications solutions and embedded electronic solutions including end-to-end systems for the delivery of interactive digital video, voice and high-speed data solutions for broadband operators. As announced in early 2001, we entered into an agreement with Motorola to establish a preferred software development center in Austin, Texas that will take advantage of our expertise in interactive television solutions. As a result, we have been engaged by companies like TV Guide and Integra5 to develop and assist with the development of interactive, digital television applications.

Scientific-Atlanta, Inc.

Scientific-Atlanta supplies broadband communications systems, satellite-based video, voice and data communications networks and worldwide customer service and support. Scientific-Atlanta has been our customer since 1991. Over the course of many years, we have provided Scientific-Atlanta with a variety of services, including systems architecture consulting, software development strategy and assessment, assistance with their development of analog network solutions for set-top boxes, and system and network management projects related to the Scientific-Atlanta Explorer family of digital set-top systems. As a result, we have been engaged by companies such as CommerceTV, DIVA and Intertainer to develop and assist with the development of interactive, digital television set-top box applications.

Sales and Marketing

We sell our professional services through a team that includes senior level personnel who have significant experience with solution-based selling and delivery of information technology services. Our sales team efforts include:

  direct mail and e-mail campaigns targeting corporate executives;
  coordination of public speaking engagements;
  attendance at industry conferences;
  participation in industry organizations; and
  joint marketing activities with our alliance partners.

While we believe that the opportunities afforded through our solutions span a broad range of industries, we are primarily focused on the interactive television markets. We market our services to large cable operators, cable programmers, application providers, and other media and entertainment companies ranging from Fortune 1000 corporations to early stage companies.

Our five largest customers accounted for 34% and 47% of our revenue in 2000 and 2001, respectively.

Employees and Culture

Beginning in 2000 and throughout 2001, we implemented cost reduction measures, including a significant reduction in our staffing levels, to more closely align our cost structure with anticipated future revenue opportunities. As of March 1, 2002, we had 74 full-time employees, of which 59 were technical staff performing consulting services and 15 were management and administrative personnel performing marketing, sales, human resources, finance, accounting, legal, information technology and administrative functions.

5/P>

Competition

We compete in both the consulting services market and interactive television product and services market. The interactive television market is relatively new and intensely competitive. In today's environment, companies can be partners, customers, potential customers and competitors. We expect competition to intensify if the market evolves and consolidates. We compete with companies in the following categories:

  middleware companies, such as Liberate, Microsoft, OpenTV, Wink and Worldgate;
  video server companies, such as Concurrent, Diva, nCube and SeaChange;
  set-top box providers, such as Scientific-Atlanta and Motorola;
  internal engineering and IT departments of current and potential customers; and
  interactive television systems integration companies such as Rachis and Spyglass.

Many of our competitors have longer operating histories, larger customer bases, longer relationships with customers, greater brand or name recognition and significantly greater financial, technical, marketing and public relations resources than we do. Several competitors offer a broader range of services than we do.

We believe that the main competitive forces in the interactive television product and services industry are:

  the quality of solutions;
  the speed of development;
  technical and business expertise;
  project management skills;
  referenceable customer base;
  integrated methodologies;
  effectiveness of business development efforts; and
  brand recognition.

We believe that we compete favorably with respect to most of these factors.

Our industry has low barriers to entry. We do not own any technologies that effectively preclude or inhibit competitors from entering our industry. Existing or future competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies. The cost to develop and provide information technology consulting services is relatively low. Therefore, we expect to continue to face additional competition from new entrants into our industry.

Intellectual Property Rights

We have developed proprietary methodologies, tools, processes and software in connection with delivering our services. We also have developed reusable objects for interactive and enhanced television applications. We rely on a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. Existing trade secret and copyright laws afford us only limited protection. We do not posses any patents.

We typically enter into confidentiality and non-disclosure agreements with our employees and generally require that our customers enter into similar agreements. These agreements are intended to limit access to and distribution of our proprietary information. We cannot ensure that the steps we have taken in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

6/P>

Additional Factors That May Affect Future Results

In addition to the other information in this Form 10-K, the following factors should be considered in evaluating our business.

Risks that Relate to Our New Business Strategy

We are subject to a number of risks related to our new business strategy. We describe some of these risks below. If any of these risks materializes, our business, financial condition and results of operations could be harmed, and our stock price could fall.

We have narrowed our strategic focus to interactive television. This may not be successful.

Recently, our management team decided to implement a new business strategy and narrow our core product and service offering to software, tools and services to facilitate interactive television. The market for interactive television may not achieve business or consumer acceptance in the near term, or at all. For example, companies promoting interactive television and broadband services may find that consumers are reluctant to use these services due to prohibitive cost or complexity. Further, if interactive television does gain acceptance, cable operators, cable programmers or interactive television application providers may not adopt our software suite. As a result, our commitment of a substantial portion of our resources to interactive television may not yield substantial revenues or profit for us in the next few years or at all. It is too early to know whether the narrowing of our business focus will help us achieve long-term success. Companies that implement major changes in their business strategy can face more challenging risks and unexpected difficulties.

Our transition from a services only consulting organization to a provider of interactive television software and services is risky and expensive.

Our successful transition to a provider of interactive television software and services involves several risks. These risks include:

  reliance on undeveloped and unproven products and technology;
  our unproven and evolving business model;
  market acceptance of any new software and services we develop;
  our ability to anticipate and adapt to the developing interactive television market;
  competition in the marketplace;
  our need to structure our internal resources to support the development, marketing and potential growth of our software and service offerings;
  uncertainties concerning our strategic direction;
  our need for cable operators to launch and maintain video-on-demand services that create a need for the new software and services we intend to develop;
  the uncertainty of business or consumer acceptance of video-on-demand services utilizing our proposed suite of software and services; and
  our need to realign and enhance our business development, research and development, software development and consulting and support organizations to develop our proposed software and service offering.

Internal and external changes resulting from our transition may cause concern among our current customers, potential customers, strategic partners and employees, and create a prolonged period of uncertainty. Our new strategy requires substantial organizational changes, including pursuing new strategic relationships, increasing our research and development expenditures, adding employees who possess the skills we believe we will need going forward, investing in new technologies, establishing leadership positions in the interactive television market and realigning and enhancing our sales and marketing groups. Many factors may affect our ability to implement our new strategy, including our ability to finalize agreements with other companies, manage the implementation internally, sustain the productivity of our workforce, introduce innovative new software in a timely manner, manage operating expenses and quickly respond to, and recover from, unforeseen events associated with our transition and realignment.

7/P>

We expect to incur operating losses throughout the remainder of 2002, and it is possible that we may not become profitable again.

As a result of our transition to a software and service provider, it is extremely difficult to forecast our future financial performance. We are now in the initial stages of pursuing a new business strategy. We expect to incur significant research and development, software development, administrative and operating expenses in the future. Only if we are able to successfully develop our proposed products, bring them to market before our competitors and achieve market acceptance will we be able to generate any significant revenues from our new business model. It is possible that we will exhaust all available funds before we reach the positive cash flow phase of our proposed business model.

We may have difficulty in raising capital and making an effective transition because of our history.

It may be difficult for us to make an effective transition from an e-business consulting company to a software and service provider. We may have difficulty raising capital, attracting and retaining talented employees, attracting research analyst coverage of our common stock and gaining the confidence of possible strategic partners, substantial investors and new customers for our proposed software and services.

We may be unable to develop our proposed software products and services.

We hope to be able to develop and then deliver to market a suite of software and tools that will enable the development of interactive television applications. If we are unsuccessful in developing this software suite, we will have no products or services to bring to market and, therefore, will not be able to generate revenue from our proposed products and services. We may exhaust all available funds before we can develop our proposed software products and services.

We may not be able to integrate our software products with third-party technology.

If developed, our proposed software products must be able to integrate with video-on-demand services and set-top boxes used by our potential customers. For example, if, as a result of technology enhancements or upgrades of these systems, we are unable to integrate our software and tools with the servers or set-top boxes, we would be required to redesign our software and tools or they would be considered obsolete.

Our business strategy depends on our ability to create and maintain strategic alliances with other technology companies. These alliances may shift or terminate suddenly.

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

Our business is subject to declines in demand due to changing market dynamics affecting our customers. In 2001, we experienced a 65% decrease in revenue as compared to 2000. We believe this decrease was attributable in part to reduced spending by Internet and start-up businesses resulting from a less favorable investment climate for Internet and start-up companies engaged in e-business. This decrease was also attributable to reduced or deferred spending for computer consulting services by established companies resulting from efforts of these companies to reduce expenses in light of the recent deterioration of economic conditions in the United States. These factors affecting demand for our services have continued into the early part of 2002, and we would expect that a continuation of these factors would continue to adversely affect our revenue and profitability.

8/P>

Our key employees are critical to our continued success. The loss of any of these employees could impair our ability to execute our strategy or grow our business.

Our future success will depend in part upon the continued services of a number of key management and technical employees. The loss of any of our key personnel could hurt our ability to execute our strategy and grow our business. We do not maintain key-person life insurance on any of our employees. In addition, if one or more of our key employees resigns to join a competitor or to form a competing business, we could lose existing or potential customers.

In 2001, we reduced our workforce by approximately 242 people, including approximately 161 technical staff who perform consulting services, in order to more closely match our workforce level to our recent levels of demand for our services. We believe that the retained workforce will allow us to execute our new business strategy although it is possible that our workforce reduction plans will result in the loss of key personnel who we desire to retain.

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

We changed our name and intend to introduce the Concero Marquee Suite of Software.

We changed our name to Concero, Inc. Although we have filed a trademark application for this name, we may be unable to protect our name or prevent others from using our name. We also intend to launch the Concero Marquee suite of software. We have not filed a trademark application for this new product name. Other parties may claim that our use of Concero or Concero Marquee violates their intellectual property rights. If we are prevented from using the Concero or Concero Marquee name, it may become more difficult for us to carry out our business plans. In addition, our planned advertisement of the change and promotion of our new brand and product may fail to reach important segments of our potential customer base, and our marketing campaign may yield little results.

We may not be able to protect our intellectual property and proprietary rights.

Our proprietary intellectual property consists of the business processes and software that we develop to assist customers. Our efforts to protect our proprietary rights may not be adequate to deter theft or misuse of our intellectual property. We may not be able to detect unauthorized use of our intellectual property and take appropriate steps to enforce our rights. If third parties infringe, misappropriate or copy our trade secrets, proprietary processes, copyrights, trademarks or other proprietary information, we could lose important competitive advantages.

We could be subject to claims that we infringe the intellectual property rights of others.

There has been a marked increase in patent and intellectual property litigation in recent months, particularly involving competitors in the technology sector. Although we are not aware that any of our activities infringe the patent or other intellectual property rights of others, we have not sought any formal assurances that this is the case. Other parties may assert infringement claims against us or claim that we have violated their intellectual property rights. These claims even if not true, could result in significant legal and other costs and may distract our management. If we are required to stop using a particular methodology or technology because of an infringement lawsuit, it could become extremely difficult to carry out our business plans.

We depend on a small number of customers for a significant portion of our revenue.

In 2000 and 2001, we derived 34% and 47% of our revenue from our five largest customers, respectively. In 2001, three customers accounted for 14%, 12% and 10% of our revenue. One customer accounted for 10% of our revenue in 2000. The volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not use our services in another year. The loss or reduction of our revenue due to a decline in services performed for any large customer could harm our business.

9/P>

Our lack of long-term contracts with customers makes our revenue difficult to predict.

Our customers retain us on an engagement-by-engagement basis, rather than under long-term contracts. As a result, the size and number of customer engagements are difficult to predict, and vary markedly from quarter to quarter. At the same time, our operating expenses are relatively fixed and cannot be reduced on short notice for unanticipated shortfalls in our revenue. This is because our most significant operating expense is employee salaries.

Moreover, our customers can generally reduce the scope of our services or cancel our engagements without penalty and with little or no notice. If a customer postpones, modifies or cancels an engagement or chooses not to retain us for additional phases of a project, we might not be able to re-deploy our employees quickly to other engagements.

Some of our customer contracts are on a fixed-price basis. If we fail to accurately estimate the resources required for a fixed-price project, our profitability would be harmed.

During 2000 and 2001, we generated approximately 7% and 8%, respectively, of our revenue on a fixed-price, fixed-delivery-schedule basis, rather than on a time-and-materials basis. If we fail to accurately estimate the resources required for a fixed-price project or fail to complete our obligations on time, our revenue could be harmed and our expenses could increase.

We may not collect all of our accounts receivable.

The accounts receivable we generate from our services are subject to the risk of non-payment, either due to the lack of financial resources of a customer or due to a dispute with respect to the services provided. In 2001, we increased our reserve for doubtful accounts by $146,000 in order to take into account the likelihood of non-payment on a portion of our accounts receivable. We periodically analyze our accounts receivable and these reviews may result in increases to our reserve for doubtful accounts.

Risks that Relate to Our Industry

We are subject to a number of risks that are inherent in the technology industry. We describe some of these below. If any of these risks materializes, our business, financial condition and results of operations could be harmed, and our stock price could fall.

Our industry is intensely competitive.

Our competitors offer a wide variety of broadband solutions, including software related to interactive television applications. Relative to us, our competitors may have one or more of the following advantages:

  longer operating history.
  greater financial, technical, marketing, sales and other resources.
  superior product functionality in specific areas.
  greater name recognition.
  a broader range of products to offer.
  a larger installed base of customers.

Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to enhance their products, which may result in increased competition. In addition, we expect to experience increasing price competition as we compete for market share, and we may not be able to compete successfully with our existing or new competitors. Any of these conditions could cause substantial harm to our business, operating results and financial condition.

Our success depends on the continued growth and acceptance of advanced technologies.

Our future success depends heavily on consumer and commercial acceptance of interactive television and broadband. Despite the large amount of investor and media attention these technologies have received, they are in early stages of development and it is difficult to predict whether or how they will continue to develop. Development of these technologies could be hindered by a number of factors, such as government regulation, taxation, general economic conditions and lack of consumer acceptance. If these new technologies fail to gain widespread acceptance or grow more slowly than expected, our business opportunities will diminish.

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

If a delisting occurs because of noncompliance with the minimum bid price or public market float or otherwise, our common stock likely would trade in a less efficient market, such as the Nasdaq SmallCap Market, OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted as a result.

Our quarterly operating results will vary, which may affect the market price of our common stock in a manner unrelated to our long-term performance.

Our quarterly operating results have varied in the past and we expect that they will continue to vary in the future depending on a number of factors, many of which are outside of our control. Factors that have caused our quarterly operating results to vary include:

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

The stock market, from time to time, has experienced extreme price and volume fluctuations. The market prices of the securities of technology companies have been especially volatile, including fluctuations that often are unrelated to the operating performance of the affected companies. Broad market fluctuations of this type may adversely affect the market price of our common stock.

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

In the past, companies that have experienced volatility in the market price of their stock have been the targets of securities class action litigation. If we were sued in a securities class action, we could incur substantial costs and suffer from a diversion of our management's attention and resources.

Item 2. Properties

Our executive offices and primary facility consist of approximately 15,700 square feet located in two adjacent buildings in Austin, Texas. We lease these facilities under two leases that expire in December, 2003, and each are renewable at our option for an additional five-year term.

We lease approximately 4,500 square feet of office space in San Francisco, California located in the heart of the financial district. We lease approximately 4,100 and 5,300 square feet of office space in Chicago, Illinois and Framingham, Massachusetts, respectively. In addition, we have approximately 45,400 square feet of unused office space in Austin, Texas under two leases that expire on December 31, 2003 and June 30, 2007, respectively, and each are renewable at our option for an additional five-year term. In 2001, we sublet approximately 17,900 square feet to two separate companies whose leases expire in 2002.

Our employees are also located at customer sites throughout the United States. We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, if and as needed.

Item 3. Legal Proceedings

We are involved from time to time in routine legal proceedings incidental to the conduct of our business. We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

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

         Fiscal Year Ended December 31, 2000                   High                Low

         First quarter                                       $53.50             $16.63
         Second quarter                                       51.13               9.63
         Third quarter                                        12.88               3.50
         Fourth quarter                                        4.63               1.88

         Fiscal Year Ended December 31, 2001                   High                Low

         First quarter                                        $3.56             $ 1.63
         Second quarter                                        1.59               0.90
         Third quarter                                         1.00               0.47
         Fourth quarter                                        0.60               0.35

As of March 1, 2002, there were 10,225,090 shares of common stock outstanding held by 64 stockholders of record. We currently intend to retain any earnings for the operations and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our Board of Directors and will depend upon our earnings, financial condition, cash requirements, future prospects, contractual restrictions and other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

The selected financial data presented below have been derived from our audited financial statements. The statements of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 are derived from our financial statements that appear herein. The statements of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from our audited financial statements that do not appear herein. The information presented below reflects the financial condition and results of our operations and it is not necessarily indicative of future results. The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                     ---------------------------------------------------------------
                                                                         Year Ended December 31,
                                                     ---------------------------------------------------------------
                                                          1997         1998         1999         2000         2001
                                                     -----------   -----------   ----------   ----------   ----------
  In thousands, except per share data
  Statements of Operations Data:
  Revenue........................................     $   44,118   $   39,101   $   45,823   $   57,290   $   20,223
  Operating expenses:............................
      Technical staff............................         22,479       23,440       25,377       33,833       14,670
      Selling and administrative staff...........          8,405       10,121        9,034       10,872        5,424
      Other expenses*............................          7,979        8,933        9,520       18,178       20,094
      Special compensation expense...............            268           75            -            -            -
                                                      __________   ___________  __________   ___________  ___________
           Total operating expenses..............         39,131       42,569       43,931       62,883       40,188
                                                      __________   ___________  __________   ___________  ___________
  Income (loss) from operations..................          4,987       (3,468)       1,892       (5,593)     (19,965)
  Interest income (expenses), net................            431          946        1,018          943          596
                                                      __________   ___________  __________   ___________  ___________
  Income (loss) before provision (benefit) for
    income taxes.................................          5,418       (2,522)       2,910       (4,650)     (19,369)
                                                      __________   ___________  __________   ___________  ___________
  Provision (benefit) for income taxes:
       Nonrecurring charge for termination of
        Subchapter S election....................          1,200            -            -           -             -
        C corporation taxes......................          1,000       (1,060)       1,130        (725)        2,281
                                                      __________   ___________  __________   __________   ___________
  Net income (loss)..............................     $    3,218   $   (1,462)  $    1,780   $  (3,925)   $  (21,650)
                                                      ==========   ===========  ==========   ==========   ===========
  Diluted earnings (loss) per share..............                       (0.16)        0.17       (0.39)        (2.13)
                                                                   ===========  ==========   ==========   ===========
  Unaudited pro forma information:
  Historical income before provision for

      Income taxes...............................     $    5,418
      Pro forma provision for income taxes.......          1,900
                                                      __________
  Pro forma net income...........................     $    3,518
                                                      ==========
    Pro forma diluted earnings per share.........     $     0.41
                                                      ==========
  Shares used in diluted earnings (loss) per
      share calculation..........................          8,517       9,113        10,501       9,971        10,188
                                                      ===========  ==========   ==========   ==========   ===========

                                                     ----------------------------------------------------------------
                                                                              December 31,
                                                     ----------------------------------------------------------------
                                                            1997       1998           1999        2000          2001
                                                     -----------  ---------     ----------   ---------    ----------
  In thousands
  Balance Sheet Data:
  Working capital................................     $   28,074  $  27,379     $   29,260   $  24,161    $    9,579
  Total assets...................................         35,420     33,351         37,816      35,806        16,644
  Total stockholders' equity.....................         31,859     31,068         33,422      32,760        11,133

*The 2000 and 2001 other expenses include charges for additional bad debt reserves, expenses related to a cancelled stock offering and cost reduction measures of $2.6 million and $12.2 million respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Form 10-K. The discussion and analysis below contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “believe,” “could,” “would,” “anticipate,” “may,” or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Additional Factors That May Affect Future Results” and elsewhere in this Form 10-K.

Overview

We have been providing software development services to customers that are innovators, early technology adopters and market leaders for more than a decade. Since 1999, we have successfully transitioned to a company that primarily provides e-business services. Beginning in the second quarter of 2000, however, the market for e-business services began to deteriorate and our revenue declined. In 2000, we initiated cost reduction measures and narrowed our service offerings around: strategy, enterprise portals, content chains and interactive television. In 2001, our performance was considerably and negatively impacted by the weak U.S. economy and a decrease in capital spending by our customers and potential customers. We implemented cost reduction measures in 2001 to more closely align our cost structure with near-term future revenue opportunities. As a result of these cost reduction measures, we recorded a charge in other expense of $12.2 million in 2001 including workforce reductions and the establishment of reserves and write-downs for the elimination of excess leased office space and equipment. We continued to provide strategic consulting skills with deep technology and integration expertise to existing customers; however, we further narrowed our focus around interactive television.

In November 2001, we announced our Concero Marquee software product at the Western Cable Show. Concero Marquee is a suite of software that will be designed to enable the development of interactive television applications that leverage video-on-demand services. We anticipate that these applications will include entertainment-on-demand for movies, music, games, subscription video-on-demand, interactive advertising, commerce and promotional services. Concero Marquee will utilize unique cross-platform software to reduce the cost and complexity of designing, delivering and presenting user interfaces and interactive services across multi-vendor digital set-top boxes and video-on-demand applications.

During 2002, we will be highly focused on the successful launch of the Concero Marquee suite including product development, marketing and sales. While we not only carry with us the expertise that allows us to utilize existing and new technologies to provide reliable, flexible and scalable business solutions, we can also deliver interactive television and entertainment on-demand solutions, extending our customer’s reach to mass audiences.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following represent our critical accounting policies:

Revenue Recognition

Revenue from service contracts is recognized when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed and determinable, and collection is probable. Revenue from time and materials contracts is recognized during the period for which the services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. The cumulative impact of revisions in estimates of the percentage to complete is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue earned in excess of billings is classified as unbilled revenue under customer contracts. Billings in excess of earned revenue are classified as deferred revenue. Revenue excludes reimbursable expenses. Revenue from product license fees is generally recognized when persuasive evidence of an arrangement exists, delivery and deployment of the product has occurred, no significant obligations by the Company with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. The Company has recorded no product license revenue in 1999, 2000, or 2001.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the uncollectibility of our accounts receivable, specifically, our customers inability to make required payments. We use a combination of the aging method, based on historical collection experience, and customer-specific identification of potential bad debt losses to estimate our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Business Restructuring

We vacated excess leased facilities as a result of the cost reduction measures taken during 2001. We recorded an accrual for the remaining lease liabilities of such vacated properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and resulting sublease income, based on market information and trend analysis. Actual results could differ from these estimates, in particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Income Tax

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue

We derive our revenue from fees for services that are generated on an engagement-by-engagement basis. In 2001, we derived approximately 92% of revenue from time and materials contracts. We recognize revenue generated under time and materials contracts as the services are provided. For fixed price contracts, which accounted for the balance of our 2001 revenue, we recognize revenue using the percentage-of-completion method. Using this method, we recognize revenue proportionate to the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. Revenue excludes expenses reimbursed by customers.

We experienced significant declines in our revenue during 2001. With the weakness in the U.S. economy at large and the market for e-business services in general, we initiated cost reduction measures to more closely align our cost structure with near-term future revenue opportunities. As a result, we recorded a $12.2 million charge in 2001 related to our cost reductions measures.

Expenses

Our technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers’ compensation for technical staff personnel assigned to customer engagements and unassigned technical staff personnel, and fees paid to sub-contractors for work performed in connection with a customer engagement.

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers’ compensation for selling, marketing and administrative personnel, and all commissions and bonuses whether paid to technical or administrative staff.

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation.

In addition, in 2001, other expenses include the charge for cost reduction measures of $12.2 million. These costs include employee severance, the impairment of equipment and the establishment of reserves for excess office space. We expect that other expenses will decline from recent levels in absolute dollars as a result of these cost reduction measures.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our statements of operations for the periods indicated:

                                                                                --------------------------------------
                                                                                       Year ended December 31,
                                                                                --------------------------------------
                                                                                     1999          2000         2001
                                                                                -----------   -----------  -----------
Revenue....................................................................           100%          100%         100%
Operating Expenses:
   Technical staff.........................................................            55            59           73
   Selling and administrative staff........................................            20            19           27
   Other expenses..........................................................            21            32           99
Operating expenses.........................................................            96           110          199
Income (loss) from operations..............................................     ------------  -----------  -----------
                                                                                        4           (10)         (99)
Interest income, net.......................................................             2             2            3
Provision (benefit) for income taxes.......................................             2            (1)         (11)
                                                                                ------------  -----------  -----------
Net income (loss)..........................................................             4%           (7%)       (107%)
                                                                                ============  ===========  ===========

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue. Revenue decreased 65% to $20.2 million in 2001 from $57.3 million in 2000, principally due to a weak U.S. economy and the resultant reduced demand and billed hours for e-business services. While much of this is attributable to the reduced funding of, and spending by, Internet and start-up businesses, we also experienced weaker demand for our services from Fortune 1000 companies. Our average hourly bill rate increased 6% in 2001 as a result of shifting our focus from performing primarily software development maintenance and support services to delivering strategic e-business services. In 2001, our e-business services average bill rate was 110% higher than the average bill rate for our maintenance and support services. Our average bill rate for e-business services remained stable from 2000 to 2001.

In 2001, three customers accounted for 14%, 12% and 10% of our revenue. One customer accounted for 10% of our revenue in 2000. No other customer accounted for more than 10% of revenue in 2000 or 2001.

Technical Staff. Technical staff expenses were $14.7 million in 2001, a decrease of 57% from 2000 technical staff expenses of $33.8 million. The decrease in technical staff expenses is primarily due to the reduction of personnel as a result of our cost reduction measures. As a percentage of revenue, technical staff expenses increased to 73% in 2001 from 59% in 2000. This increase was primarily the result of a lower utilization of our technical staff in 2001.

Selling and Administrative Staff. Selling and administrative staff expenses were $5.4 million in 2001, a decrease of 50% from $10.9 million in 2000. The decrease was primarily due to the reduction of selling and administrative staff as a result of our cost reduction measures. Selling and administrative staff expenses increased to 27% of revenue in 2001 from 19% of revenue in 2000. The increase in selling and administrative staff expenses as a percentage of revenue is due primarily to the decrease in revenue and relative fixed basis of certain overhead costs.

Other Expenses. Other expenses were $20.1 million in 2001, an increase of 11% over other expenses of $18.2 million in 2000. As a percentage of revenue, other expenses increased to 99% from 32% in 2000. This increase was primarily due to the decline in revenue experienced in 2001 without a ratable decline in other expenses, which include significant semi-fixed costs and the individually significant items described below.

Our other expenses were significantly impacted by costs related to our cost reduction measures. During 2001, we implemented cost reduction measures resulting in the reduction in personnel along with a related impairment of excess equipment and abandonment of leased office space. As a result of these measures, we recorded a charge in other expense of $12.2 million in 2001, which included $2.7 million severance payment for terminated consultants and administrative personnel, $4.1 million for the impairment of excess equipment and $5.4 million for excess office space including future lease payments on abandoned office space (net of expected sublease income). All severance payments were made in 2001. Accrued lease payments of $4.0 million at December 31, 2001 are expected to be paid over the remaining lease terms which extend to various dates through 2007. Other expenses in 2001 were offset by the receipt of a $234,000 Texas Smart Jobs grant associated with training costs incurred prior to 2001. For 2000, other expenses include the addition of $1.7 million to our bad debt reserves, $500,000 related to a cancelled stock offering, $125,000 to write-off the investment in a start-up company and $266,000 associated with cost reduction measures. Other expenses in 2000 also included approximately $500,000 associated with the Concero name change.

Excluding the aforementioned individually significant items, other expenses were $8.1 million in 2001, a decline of 46% over other expenses of $15.1 million in 2000, and increased to 40% as a percentage of revenue in 2001 from 26% in 2000.

Loss from Operations. We recorded a loss from operations of $20.0 million in 2001 compared to $5.6 million in 2000.

Income Taxes. The income tax provision of $2.3 million for 2001 is a non-cash charge to establish a valuation allowance against the deferred tax asset for stock options. The income tax benefit of $725,000 for 2000 was computed using an effective tax rate of 16%, which differed from the federal statutory rate of 34% primarily as a result of the increase in the deferred tax asset valuation allowance of $965,000 and the impact of state taxes.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue. Revenue increased 25% to $57.3 million in 2000 from $45.8 million in 1999, principally due to improvements in our average hourly bill rate. Our average hourly bill rate increased 34%, as a result of two primary factors. First, beginning in 1999, we shifted our focus from performing primarily software development maintenance and support services to delivering strategic e-business services. In 2000, our e-business services average bill rate was 141% higher than the average bill rate for our maintenance and support services. Second, our average bill rate for e-business services increased by 29% from 1999 to 2000.

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

In 2000, one customer accounted for 10% of our revenue. Another customer accounted for 26% of our revenue in 1999. No other customer accounted for more than 10% of revenue in 1999 or 2000.

Technical Staff. Technical staff expenses were $33.8 million in 2000, an increase of 33% over 1999 technical staff expenses of $25.4 million. The increase in technical staff expenses was primarily due to the addition of personnel to service the increase in scope and number of customer engagements. As a percentage of revenue, technical staff expenses increased to 59% in 2000 from 55% in 1999. This increase was primarily the result of a decline in revenue in the third and fourth quarters of 2000 coupled with an increase in our billable staff over that same period.

Selling and Administrative Staff. Selling and administrative staff expenses were $10.9 million in 2000, an increase of 20% from $9.0 million in 1999. The increase was primarily due to the addition of selling and administrative staff offset by lower bonus awards in 2000. Selling and administrative staff expenses decreased to 19% of revenue in 2000 from 20% of revenue in 1999. The decrease in selling and administrative staff expenses as a percentage of revenue was due primarily to the increase in revenue.

Other Expenses. Other expenses were $18.2 million in 2000, an increase of 91% over other expenses of $9.5 million in 1999. As a result of higher revenue and staffing levels during the first half of 2000, we initiated spending activities in anticipation of further revenue increases. These activities consisted primarily of the addition and expansion of facilities and equipment, and higher recruiting, advertising and public relations, training and travel costs. During 2000, we also had several individually significant expenses compared to 1999 including the addition of $1.7 million to our bad debt reserves, expenses of $500,000 related to a cancelled stock offering, $125,000 to write-off the investment in a start-up company and $266,000 associated with cost reduction measures. Other expenses in 2000 also included approximately $500,000 associated with the Concero name change.

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

Liquidity and Capital Resources

Our operating activities used cash of $133,000 and $3.2 million in 2001 and 2000, respectively. We purchased approximately $1.0 million, $3.9 million and $2.1 million of computer and office equipment in 2001, 2000 and 1999, respectively. As of December 31, 2001, we had cash and cash equivalents and short-term investments totaling $13.1 million. As of December 31, 2001, we did not have any material commitments for capital expenditures. Our capital expenditures normally consist primarily of purchases of laptop computers, computer servers and furniture, the amount of which fluctuates based on the number of employees we hire and the number of offices we maintain in any period.

The number of days of revenue in our accounts receivable balance was 64 days as of December 31, 2001. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services. We anticipate that our existing cash and cash equivalents balances, and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth, and the percentage of projects performed at our facilities.

We currently do not maintain any committed credit facilities. We cannot assure you that commercial credit, if necessary, will be available to us on favorable terms, or at all.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

For our investment securities at December 31, 2000 and December 31, 2001, which consisted of corporate issues, the table below presents principal cash flows and related weighted average fixed interest rates by expected maturity dates (in thousands, except interest rates).

                                                              2000                2001
                                                          ------------       -------------

Investments maturing before December 31, 2001......           $ 9,122                 n/a
Investments maturing before December 31, 2002......               n/a             $ 8,964
Weighted average interest rate.....................             5.89%               2.25%
Fair Value.........................................           $ 9,122             $ 8,964

At December 31, 2000 and December 31, 2001, we had $3.5 million and $3.8 million, respectively, in money market funds that were classified as cash equivalents on the balance sheet.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in Part IV Item 14 (a) (1) and (2).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal 1 - Election of Directors,” and “Executive Compensation - Directors and Executive Officers” and “Compliance with Section 16(a) of the Exchange Act.”

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Principal Stockholders.”

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation - Certain Transactions with Management.”

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a).The following documents are filed as part of this Form 10-K:

1.  Consolidated  Financial Statements.  The following consolidated financial statements of Concero, Inc. are filed as part of this Form 10-K on the pages indicated:

     Consolidated Statements of Stockholders' Equity for the years ended

2.   Consolidated  Financial Statement Schedules.

     Schedule II --Valuation And Qualifying Accounts......................................................     S-1

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
10.6**         Registration Rights Agreement dated October 1, 1996 between the Registrant and certain stockholders and warrant holders of the Registrant.
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
10.18**        Warrant dated October 1, 1996 issued by the Registrant to Stephen Markman.
10.19**        Warrant dated October 1, 1996 issued by the Registrant to Thomas Pallister.
10.20**        Warrant dated October 1, 1996 issued by the Registrant to Joy Venegas.
10.21(2)       Employment Agreement dated August 28, 1998 between the Registrant and Timothy
               D. Webb.  *
10.22          Addendum to Timothy D. Webb's employment agreement dated July 31, 2001.
10.23(3)       Employment Agreement dated January 25, 1999 between the Registrant and John
               M. Velasquez.  *
10.24          John Velasquez promissory note dated January 1, 2002.
10.25(3)       Office lease agreement (Bellevue, Washington) dated April 23, 1999 between the Registrant and G W Investments.
10.26(3)       Office lease agreement (Framingham, Massachusetts) dated January 31, 2000 between the Registrant and BCIA New England Holdings LLC.
10.27(3)       2000 Non-Officer Stock Option/Stock Issuance Plan.  *
10.28(3)       Form of Indemnity Agreement between Concero, Inc. and each of its directors and executive officers.
21.1           List of subsidiaries.
23.1           Consent of Ernst & Young LLP, Independent Auditors.
24.1           Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form
               10-K.
---------

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

 (b) Reports on Form 8-K:

     During the quarter ended December 31, 2001, no current reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                                              CONCERO, INC.

                                              By: /s/ TIMOTHY D. WEBB
                                                  Timothy D.Webb
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Signature                                    Title                                                          Date
--------------------------------------    ----------------------------------------     ----------------------------------------

/s/    TIMOTHY D. WEBB                    President, Chief Executive Officer                                    March 29, 2002
--------------------------------------      and Director
Timothy D. Webb                             (principal executive officer)

/s/    KEITH D. THATCHER                  Chief Financial Officer, Sr. Vice                                     March 29, 2002
--------------------------------------      President of Finance and Treasurer
Keith D. Thatcher                            (principal financial officer)

/s/   COLLEEN M. SERRATA                  Controller                                                            March 29, 2002
--------------------------------------    (principal accounting officer)
Colleen M. Serrata

/s/   WADE E. SAADI                       Chairman of the Board of Directors                                    March 29, 2002
--------------------------------------
Wade E. Saadi

/s/   EDWARD C. ATEYEH, JR.               Director                                                              March 29, 2002
--------------------------------------
Edward C. Ateyeh, Jr.

/s/   W. FRANK KING                       Director                                                              March 29, 2002
--------------------------------------
Dr. W. Frank King

/s/    THOMAS A. HERRING                  Director                                                              March 29, 2002
--------------------------------------
Thomas A. Herring

/s/    KEVIN B. KURTZMAN                  Director                                                              March 29, 2002
--------------------------------------
Kevin B. Kurtzman

/s/    MICHAEL J. MAPLES                  Director                                                              March 29, 2002
--------------------------------------
Michael J. Maples

Report of Independent Auditors

The Stockholders and Board of Directors of Concero, Inc.

We have audited the accompanying consolidated balance sheets of Concero, Inc. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concero, Inc. and subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Austin, Texas

January 22, 2002

                                               Concero, Inc. and Subsidiaries
                                                Consolidated Balance Sheets
                                      (in thousands, except share and per share data)

                                                                          ------------------------------
                                                                                    December 31,
                                                                                    2000            2001
                                                                          -------------------------------
Assets
Current assets:
   Cash..............................................................    $         5,087     $     4,141
   Short-term investments............................................              9,122           8,964
   Accounts receivable, net of allowance for doubtful accounts of
      $1,520 and $612 in 2000 and 2001, respectively.................             11,243             823
   Unbilled revenue under customer contracts.........................                 86             557
   Income tax receivable.............................................                664              11
   Prepaid expenses and other current assets.........................              1,005             594
                                                                         ---------------     ------------
Total current assets.................................................             27,207          15,090

Deferred tax asset, net..............................................              2,281               -
Property and equipment, net..........................................              6,318           1,554
                                                                         ----------------    ------------
Total assets.........................................................    $        35,806     $    16,644
                                                                         ================    ============

Liabilities and stockholders' equity
Current liabilities:
   Trade payables....................................................    $           573     $        66
   Accrued expenses and other current liabilities....................              2,473           5,445
                                                                         ----------------    ------------
Total current liabilities............................................              3,046           5,511

Stockholders' equity:
   Preferred stock, par value $.01 per share, 1,000,000 shares
     authorized and none issued and outstanding......................                  -               -
   Common stock, par value $.01 per share, 34,000,000 shares authorized,
     10,162,618 and 10,225,090 shares issued and outstanding at
     December 31, 2000 and 2001, respectively........................                102             102
   Additional paid-in capital........................................             33,695          33,734
   Accumulated and other comprehensive income........................                 16               -
   Retained deficit..................................................             (1,053)        (22,703)
                                                                         ----------------    ------------
Total stockholders' equity...........................................             32,760          11,133
                                                                         ----------------    ------------
Total liabilities and stockholders' equity...........................    $        35,806     $    16,644
                                                                         ================    ============

                                                  See accompanying notes.

                                              Concero, Inc. and Subsidiaries
                                           Consolidated Statements of Operations
                                           (in thousands, except per share data)

                                                    -------------------------------------------------
                                                                  Year ended December 31,
                                                                 1999            2000              2001
                                                        -------------     ------------    --------------

Revenue...........................................          $  45,823      $   57,290         $  20,223

Operating expenses:
    Technical staff...............................             25,377          33,833            14,670
    Selling and administrative staff..............              9,034          10,872             5,424
    Other expenses................................              9,520          18,178            20,094
                                                       --------------    -------------    --------------
Total operating expenses..........................             43,931          62,883            40,188
                                                       --------------    -------------    --------------

Income (loss) from operations.....................              1,892          (5,593)          (19,965)

Interest income, net..............................              1,018             943               596
                                                       --------------    -------------    --------------
Income (loss) before income taxes.................              2,910          (4,650)          (19,369)
                                                       --------------    -------------    --------------
Provision (benefit) for income taxes..............              1,130            (725)            2,281
                                                       --------------    -------------    --------------

Net income (loss).................................          $   1,780      $   (3,925)        $ (21,650)
                                                       ==============    =============    ==============

Basic earnings (loss) per share...................          $    0.19      $    (0.39)        $   (2.13)
                                                       ==============    =============    ==============

Diluted earnings (loss) per share.................          $    0.17      $    (0.39)        $   (2.13)
                                                       ==============    =============    ==============

    Shares used in basic earnings (loss)
       per share calculation......................              9,452           9,971            10,188
                                                       ==============    =============    ==============

    Shares used in diluted earnings (loss)
       per share calculation......................             10,501           9,971            10,188
                                                       ==============    =============    ==============

                                                  See accompanying notes.

                                               Concero, Inc. and Subsidiaries
                                      Consolidated Statements of Stockholders' Equity
                                             (in thousands, except share data)

                                      ------------------------
                                           Common Stock                                                          Other
                                         $0.01 Par Value          Additional                        Retained    Comprehensive     Total
                                      ------------------------      Paid-In          Deferred       Earnings        Income      Stockholders'
                                        Shares       Amounts         Capital        Compensation    (Deficit)       (Loss)        Equity
                                      ---------     ---------     ----------      ------------     ---------   -------------   --------------

 Balance at December 31, 1998.......   9,293,866    $     93      $  29,995       $       (44)     $   1,093   $         (69)   $      31,068
 Employee stock purchase plan
    issuance of stock...............      70,045           1            180                 -              -               -              181
 Exercise of stock options and
    warrants........................     302,624           3            153                 -              -               -              156
 Tax benefit related to stock
    option exercises................           -           -            191                 -              -               -              191
 Forfeiture of stock options........           -           -            (28)               28              -               -                -
 Amortization of deferred                      -           -              -                16              -               -               16
    compensation....................
 Comprehensive income:
    Net income......................           -           -              -                 -          1,780               -            1,780
    Net unrealized gain on investments         -           -              -                 -              -              30               30
                                                                                                                              ---------------
 Comprehensive income...............           -           -              -                 -              -               -            1,810
                                      -------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999.......   9,666,535          97         30,491                 -          2,873             (39)          33,422
 Employee stock purchase plan
    issuance of stock...............      95,798           1            367                 -              -               -              368
 Exercise of stock options and
    warrants........................     400,285           4            556                 -              -               -              560
 Tax benefit related to stock
    option exercises................           -           -          2,281                 -              -               -            2,281
 Comprehensive loss:
 Net loss...........................           -           -              -                 -         (3,925)              -           (3,925)
 Net unrealized gain on investments.           -           -              -                 -              -              54               54
                                                                                                                              ---------------
    Comprehensive loss..............           -           -              -                 -              -               -           (3,871)
                                      -------------------------------------------------------------------------------------------------------
 Balance at December 31, 2000.......  10,162,618         102         33,695                 -         (1,053)             16           32,760
 Employee stock purchase plan
    issuance of stock...............      38,120           -             32                 -              -               -               32
 Exercise of stock options and
    warrants........................      24,352           -              7                 -              -               -                7
 Comprehensive loss:
    Net loss........................           -           -              -                 -        (21,650)              -          (21,650)
    Realized gain on investments....           -           -              -                 -              -             (16)             (16)
                                                                                                                              ---------------
 Comprehensive loss.................           -           -              -                 -              -               -          (21,666)
                                      -------------------------------------------------------------------------------------------------------
 Balance at December 31, 2001         10,225,090    $    102      $  33,734       $         -      $ (22,703)  $           -    $      11,133
                                      =======================================================================================================

                                                  See accompanying notes.

                                             Concero, Inc. and Subsidiaries
                                           Consolidated Statements of Cash Flows
                                                      (in thousands)

                                                                           1999             2000             2001
                                                                   -------------    ------------    --------------

Operating activities
   Net income (loss)..........................................     $      1,780     $     (3,925)   $     (21,650)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Valuation allowance for deferred tax asset...............                -                -            2,281
     Depreciation and amortization............................            1,363            2,211            1,628
       Impairment of property and equipment                                   -                -            4,131
     Bad debt expense, net of recoveries .....................               48            1,654              146
     Changes in operating assets and liabilities:
          Accounts receivable.................................           (4,717)          (2,057)          10,274
          Unbilled revenue under customer contracts...........              (80)           1,064             (471)
          Prepaid expenses and other current assets...........              127             (560)             411
          Trade payables......................................              465             (352)            (507)
          Accrued expenses and other current liabilities......            1,479             (385)           2,971
          Income taxes........................................            1,269             (828)             653
                                                                   -------------    ------------    --------------
         Net cash provided by (used in) operating activities..            1,734           (3,178)            (133)
                                                                   -------------    ------------    --------------

Investing activities
     Proceeds from sale of short-term investments.............            1,017            9,081              142
     Acquisition of property and equipment....................           (2,147)          (3,852)            (995)
                                                                   -------------    ------------    --------------
         Net cash provided by (used in) investing activities..           (1,130)           5,229             (853)
                                                                   -------------    ------------    --------------

Financing activities
     Proceeds from issuance of common stock, net of
       issuance costs.........................................              337              928               40
                                                                   -------------    ------------    -------------
       Net cash provided by financing activities............                337              928               40
                                                                   -------------    ------------    -------------

       Net increase (decrease) in cash........................              941            2,979             (946)
       Cash, beginning of year................................            1,167            2,108            5,087
                                                                   -------------    ------------    -------------
       Cash, end of year......................................     $      2,108     $      5,087    $       4,141
                                                                   =============    ============    =============

Supplemental disclosure of cash flow information
     Interest paid............................................     $         10     $          -    $           -
     Income taxes paid........................................     $        637     $        105    $           -
     Income taxes recovered...................................     $        776     $          -    $         555

Supplemental schedule of non-cash activities
     Unrealized gain (loss) on investments....................     $         30     $         54    $           -
     Reduction of income taxes payable associated
       with the exercise of stock options.....................     $        191     $      2,281    $           -
     Write-off of fully depreciated property and equipment....     $        112     $        186    $           -

                                                  See accompanying notes.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2001

1. Nature of Business

Concero, Inc. (“Concero” or the “Company”) is a provider of interactive television solutions. Concero provides software products and systems integration consulting services that enable application providers, content programmers, studios, and cable operators to quickly deploy a wide range of broadband services such as entertainment-on-demand, television commerce, interactive advertising and promotional services. Concero’s solutions create engaging and entertaining user experiences and drive profitable, on-demand interactive services.

Concero possesses unique delivery capabilities for supporting interactive television solutions. In conjunction with Motorola’s Horizon and Scientific-Atlanta’s CreativEdge developers programs, Concero operates state-of-the-art integration labs with specialized equipment and expertise that enable development of cross-platform applications that run on Harmonic, Motorola and Scientific-Atlanta head-ends and leading set top boxes. These assets, combined with Concero’s dedicated and experienced team of interactive television consultants and software engineers, offer customers substantial cost savings and rapid time-to-market benefits.

Concero’s customers include @Security Broadband, CANAL+ U.S. TECHNOLOGIES, Digital Think, Grande Communications, Keen Personal Media, Lodgenet Entertainment, Power TV and TV Guide.

2. Basis of Presentation

The consolidated financial statements of the Company include the accounts of Concero, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

3. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from service contracts is recognized when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed and determinable, and collection is probable. Revenue from time and materials contracts is recognized during the period for which the services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. The cumulative impact of revisions in estimates of the percentage to complete is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue earned in excess of billings is classified as unbilled revenue under customer contracts. Billings in excess of earned revenue are classified as deferred revenue. Revenue excludes reimbursable expenses. Revenue from product license fees is generally recognized when persuasive evidence of an arrangement exists, delivery and deployment of the product has occurred, no significant obligations by the Company with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. The Company has recorded no license revenue in 1999, 2000, or 2001.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates to complete contracts, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Costs and Expenses

Technical staff expense consists of the cost of (i) salaries, payroll taxes, health insurance and workers’ compensation for technical staff personnel assigned to customer projects, (ii) unassigned technical staff personnel and (iii) fees paid to subcontractors for work performed in connection with customer projects.

Selling and administrative staff expense consists of (i) the cost of salaries, payroll taxes, health insurance and workers’ compensation for selling and administrative personnel and (ii) all commissions and bonuses.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation, as well as cost reduction measures (as described in footnote 4).

Cash and Cash Equivalents

Cash consists primarily of money market funds with the ability to deposit or draw funds, as needed. Cash equivalents consist primarily of marketable securities having original maturities of ninety days, or less, when purchased. At December 31, 2000 and December 31, 2001, the Company had $3.5 million and $3.8 million, respectively, in money market funds that were classified as cash equivalents on the balance sheet.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables and accounts payable. The Company believes all of the financial instruments’ recorded values approximate current market values.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances, short-term investments and trade accounts receivable. The Company invests its excess cash in highly liquid investments (short-term bank deposits) and places its investments in high quality securities with financial institutions of high credit standing. The Company does not require collateral from its customers who are headquartered primarily in North America, and maintains allowances for potential credit losses.

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

Advertising Expense

The Company expenses advertising costs when incurred. Total advertising expense amounted to approximately $45,000, $208,000 and $130,000 in 1999, 2000 and 2001, respectively.

Stock Based Compensation

FASB Statement No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As permitted by SFAS No. 123, the Company has elected to continue to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, or APB No. 25, Accounting for Stock Issued to Employees.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

Earnings (Loss) per Share

The following  table sets forth the computation of basic and diluted  earnings  (loss) per share (in thousands,  except per share data):

                                                                    1999                2000                  2001
                                                       -----------------    ----------------     -----------------

Numerator:
   Net income (loss) ...........................       $          1,780     $        (3,925)     $        (21,650)
                                                       =================    ================     =================

Denominator:
   Shares used in basic earnings (loss)
      per share calculation.....................                  9,452               9,971                10,188

   Effect of dilutive securities:
      Employee stock options....................                    634                   -                     -
      Warrants..................................                    415                   -                     -
                                                       -----------------    ----------------     -----------------

   Shares used in diluted earnings (loss)
      per share calculation.....................                 10,501               9,971                10,188
                                                       =================    ================    ==================

Basic earnings (loss) per share ................       $           0.19      $        (0.39)     $          (2.13)
                                                       =================    =================    =================

Diluted earnings (loss) per share ..............       $           0.17      $        (0.39)     $          (2.13)
                                                       =================    =================    =================

Options to purchase 3.2 million shares and 3.1 million shares of common stock at an average exercise price of $8.14 and $3.16 per share were outstanding at December 31, 2000 and December 31, 2001, but were not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

Recently Issued Accounting Standards

The FASB issued SFAS No. 141, Business Combinations, in June 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The adoption of SFAS No. 141 did not have a material impact on the financial statements of the Company.

The FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and other related accounting guidance. SFAS No. 144 is effective for the Company’s fiscal year beginning January 1, 2003. Management does not expect the adoption of this statement to have a material impact on the financial statements of the Company.

Segment Information

The Company identifies its operating segments based on geographical location. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has aggregated its operating segments for reporting purposes as it operates in a single business segment providing software products and systems integration consulting services.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

4. Cost Reduction Measures

With the weakness in the U.S. economy at large and the market for e-business services in general, the Company initiated cost reduction measures in 2000 which included $266,000 primarily in severance costs which were paid in 2000. In 2001, the Company implemented cost reduction measures to continue to more closely align its cost structure with near-term future revenue opportunities. These cost reduction measures included workforce reductions, the impairment of equipment and the establishment of reserves for the elimination of excess leased office space. As a result of these cost reduction measures, the Company recorded a charge in other expense of $12.2 million in 2001, as follows (in thousands):

                                                                      Impairment
                                                                          of               Lease
                                                    Severance          Equipment       Commitments               Total
                                               --------------    ---------------    --------------      --------------
Accrual balance at December 31, 2000           $           -     $            -     $           -       $           -
   Charge to other expense                             1,512              2,150               954               4,616
   Payments and charges made                            (584)            (2,150)              (16)             (2,750)
                                               --------------    ---------------    --------------      --------------
Accrual balance at March 31, 2001              $         928     $            -     $         938       $       1,866
                                               --------------    ---------------    --------------      --------------

   Charge to other expense                               811                391             1,177               2,379
   Payments and charges made                          (1,317)              (391)             (302)             (2,010)
                                               --------------    ---------------     -------------      --------------
Accrual balance at June 30, 2001               $         422     $            -      $      1,813       $       2,235
                                               --------------    ---------------     -------------      --------------

   Charge to other expense                               421              1,500             2,845               4,766
   Payments and charges made                            (555)            (1,500)             (379)             (2,434)
                                               --------------    ---------------     -------------      --------------
Accrual balance at September 30, 2001          $         288     $           -       $      4,279       $       4,567
                                               --------------    ---------------     -------------      --------------

   Charge to other expense                               (38)                90               426                 478
   Payments and charges made                            (250)               (90)             (680)             (1,020)
                                               --------------    ---------------     -------------      --------------
Accrual balance at December 31, 2001           $           -     $            -      $      4,025       $       4,025
                                               ==============    ===============     =============      ==============

Workforce reductions included an aggregate of 242 and 83 personnel in 2001 and 2000, respectively, to which the Company paid a severance benefit. Excess equipment primarily related to leasehold improvements, equipment and furniture utilized by terminated personnel. The elimination of the office space is associated with the planned reduction of approximately 97,500 square feet, or 91% of the office space occupied by the Company at December 31, 2000. Accrued lease payments at December 31, 2001 are expected to be paid over the remaining lease terms which extend to various dates through 2007. At December 31, 2001, the Company had entered into sublease agreements representing approximately 28,310 square feet. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, brokerage commissions and resulting sublease income, were based on market information and trend analysis as estimated by the Company. Actual results could differ from these estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments. With the exception of the impairment of excess equipment, all payments and charges made involved the disbursement of cash.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

5. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                                                 2000                   2001
                                                                  -------------------      -----------------

Furniture and fixtures..................................          $             1,612      $            309
Computer equipment......................................                        6,329                 2,219
Computer software.......................................                        2,194                   709
Leasehold improvements..................................                        1,288                     9
                                                                  -------------------      -----------------
                                                                               11,423                 3,246
Less accumulated depreciation and amortization..........                        5,105                 1,692
                                                                  -------------------      -----------------
                                                                  $             6,318      $          1,554
                                                                  ===================      =================

6. Short-term Investments

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at each balance sheet date. The short-term investments have been classified as available-for-sale and are carried at fair value (quoted market prices), with unrealized holding gains and losses reported as a separate component of stockholders’ equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in net interest income.

Information related to the Company’s short-term investments which consisted of corporate issues were as follows at December 31, 2000 and 2001 (in thousands):

                                                              2000             2001
                                                     -------------     ------------
Amortized cost.....................                  $       9,106      $     8,964
Unrealized gains...................                             17                -
Unrealized losses..................                              1                -
                                                     -------------     ------------
Market value.......................                  $       9,122     $      8,964
                                                     =============     ============

Gross gains and losses on the sale of investments, which are determined on the specific identification method, were not significant in 2000 and 2001. Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally less than twelve months. As of December 31, 2001, the Company’s debt securities all had contractual maturities of less than one year.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, consist of the following (in thousands):

                                                                                2000                  2001
                                                                   ---------------------------------------

Refundable deposits.......................................         $             238         $         161                                                                                238
Prepaid rent expense......................................                       158                   201
Other prepaid expenses....................................                       188                   112
Travel and payroll advances...............................                       139                   120
Other current assets......................................                       282                     -
                                                                   ----------------------------------------
                                                                   $           1,005         $         594
                                                                   ========================================

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, consist of the following (in thousands):

                                                                               2000                   2001
                                                                   ----------------------------------------

Accrued vacation..........................................         $            477         $          101
Accrued bonuses...........................................                      177                     56
Payroll and other taxes payable...........................                       50                     19
Employee stock purchase plan..............................                      138                      2
Lease commitment accrual................................                          -                  4,025
Other accrued expenses and current liabilities............                    1,631                  1,242
                                                                   ----------------------------------------
                                                                   $          2,473         $        5,445
                                                                   ========================================

9. Significant Customers

In 2001, three customers accounted for 14%, 12% and 10% of the Company’s revenue and, in total, accounted for 3% of the Company’s accounts receivable at December 31, 2001. One customer accounted for 10% of revenue and, in total, accounted for 2% of accounts receivable at December 31, 2000. In 1999, one customer accounted for 26% of revenue.

10. Employee Retirement Plan

The Company maintains a defined contribution plan (the “Plan”) pursuant to Section 401(k) of the Internal Revenue Code for employees who are at least 21 years of age. Eligible employees can elect to reduce their current compensation up to the statutory prescribed limit and have the amount of such reduction contributed to the Plan. The Plan also allows for the Company to make discretionary contributions on behalf of eligible employees. The Company contributed approximately $180,000, $664,000 and $251,000 to the Plan in 1999, 2000 and 2001, respectively.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

11. Stockholders' Equity

The Company maintains two stock option plans, a 1996 Stock Option/Stock Issuance Plan (the “1996 Plan”) and a 2000 Non-Officer Stock Option/Stock Issuance Plan (the “Non-Officer Plan”). The 1996 Plan provides for the issuance of incentive stock options, as defined in Section 422A of the Internal Revenue Code of 1986, and nonqualified stock options. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the 1996 Plan generally vest in four equal annual installments commencing on the first anniversary of the grant and expire 10 years after the date of grant. Certain of these options are subject to acceleration clauses. At December 31, 2001, 5,028,000 shares of the Company’s common stock were authorized for issuance under the 1996 Plan. In May 2000, the Company’s stockholders approved an amendment to the 1996 Plan to affect the following:

  increase the number of shares of common stock reserved for issuance under the 1996 Plan by an additional 1,000,000 shares;

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

The Non-Officer Plan provides for incentive and nonqualified stock options to employees who are not officers or directors of the Company, and to consultants and other independent advisors who provide services to the Company. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the Non-Officer Plan vest at such time or times as determined by the Plan Administrator, however, no option shall have a term in excess of ten (10) years after the date of grant. At December 31, 2001, 250,000 shares of the Company’s common stock were authorized for issuance under the Non-Officer Plan.

During the first quarter of 2001, Concero established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for an obligation by the Company to grant a new stock option in approximately six months and two days from the date of their election to cancel such options. The new grant will be for the same number of shares cancelled and will have an exercise price equal to the market closing price on the date of the new grant. New grants will vest in three annual installments of 25% per year with the remaining 25% vesting at three and a half years. The program ended on April 30, 2001, and 232,600 shares were cancelled pursuant to the program.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

The following table summarizes stock option activity under the 1996 Plan and the Non-Officer Plan:

                                                       Range of Exercise Prices
                                   -----------------------------------------------------------------------------------------------
                                        $0.04 - $2.65          $2.75 - $9.00          $9.62 - $46.00                Total
                                   --------------------  -----------------------  ----------------------   ----------------------
                                                Weighted                 Weighted               Weighted                 Weighted
                                     Number     Average     Number       Average      Number    Average       Number     Average
                                       of       Exercise      of         Exercise       of      Exercise        of       Exercise
                                     shares     Price       shares       Price        shares    Price         shares     Price
                                   ----------  ---------  ----------   ----------  ----------   ---------  ----------  ----------

Balance at December 31, 1999.....     570,174   $   1.71   1,728,621    $    3.88     245,436   $  13.88    2,544,231   $    4.34
Granted during the year .........      57,080       2.31     370,500         5.08   1,261,025      17.03    1,688,605       14.01
Exercised during the year........    (139,389)      1.08     (91,396)        4.39           _          -     (230,785)       2.39
Cancelled during the year........    (160,184)      1.94    (304,751)        4.85    (296,325)     19.14     (761,260)       9.85
Balance at December 31, 2000.....     327,681   $   1.97   1,702,974    $    3.96   1,210,136   $  15.95    3,240,791   $    8.14
                                   ==============================================================================================

Granted during the year .........   1,819,516   $   1.08      45,000    $    3.14           -   $      -    1,864,516   $    1.13
Exercised during the year........     (19,352)      0.22           -            -           -          -      (19,352)       0.22
Cancelled during the year........    (534,341)      1.69    (606,588)        4.40    (880,838)     17.10   (2,021,767)       9.05
Balance at December 31, 2001.....   1,593,504   $   1.07   1,141,386    $    3.68     329,298      12.98    3,064,188   $    3.16
                                   ==============================================================================================

Exercisable at December 31, 1999.     258,421   $   1.43     337,293    $    4.06      19,036   $  11.87      614,750   $    3.20
                                   ===========  ========  ===========   =========  ===========  ========   ==========   =========

Exercisable at December 31, 2000.     167,588   $   1.87     634,825    $    3.89      70,836   $  14.32      873,249   $    4.35
                                   ===========  ========  ===========  ==========  =========== =========   ==========   =========

Exercisable at December 31, 2001.     188,705   $   2.07     784,610    $    3.71     130,871   $  13.73    1,104,186   $    4.62
                                   ===========  ========  ===========  ==========  =========== =========   ==========   =========

Weighted average fair value of
  options granted during 2001....               $   1.04                $    3.20               $      -                $    1.05
                                                ========                =========               ========                =========

Weighted average remaining
  contractual life in years, at
  December 31, 2001..............               $   8.65                $    7.27               $   8.21                $    8.01
                                                ========                =========               ========                =========

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

                                                   1999                2000               2001
                                                   Option              Option             Option
Assumption                                         Grants              Grants             Grants
                                            ----------------     --------------    ---------------
Risk-free interest rate............                   6.00%              6.00%              4.41%
Dividend yield.....................                      0%                 0%                 0%
Volatility factor of the market price
  of the Company's common stock....                    1.14               1.35               1.35
Average life.......................                 6 years            6 years            6 years

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period, and is not likely to be representative of the effects on reported net income (loss) for future years. The Company’s pro forma information follows (in thousands, except per share data):

                                                                 =============================================
                                                                           Year ended December 31,
                                                                 ---------------------------------------------
                                                                    1999             2000             2001
                                                                 -----------    -------------    -------------
Pro forma stock-based compensation expense..................     $    2,986     $      6,551     $        981
Pro forma net loss..........................................     $      (41)    $    (10,476)    $    (22,631)
Pro forma basic loss per share..............................     $        -     $      (1.05)    $      (2.22)
Pro forma diluted loss per share............................     $        -     $      (1.05)    $      (2.22)

Warrants

Prior to October 1, 1996, the Company conducted business and operations as a software division of Pencom Systems Inc. (“Pencom”). In connection with the spin-off, the Company issued 5,538,463 shares of common stock and warrants to purchase an aggregate of 507,669 shares of common stock at an exercise price of $0.04 per share. At December 31, 2001, there were 158,771 warrants outstanding. The weighted average fair value of the warrants at the grant date was $0.03. The warrants may be exercised in whole or in part, at any time prior to October 1, 2006.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Purchase periods begin on the first business day in November and May of each year and end on the last business day of April and October, respectively. Shares of common stock are purchased for each participant at the end of each purchase period. At December 31, 2001, 900,000 shares of the Company’s common stock were authorized for issuance under the Purchase Plan. The Company issued 70,045, 95,798 and 38,120 shares of common stock to employees through the Purchase Plan in 1999, 2000 and 2001, respectively. The Purchase Plan will terminate on the last business day of April 2007.

At December 31, 2001, the Company has reserved 6,178,000 shares of common stock for issuance under the Company’s stock purchase and stock option plans.

12. Related Party Transactions

During 2001, the Company completed a project for Collective Technologies whose chief executive officer is a member of the Board of the Company. At December 31, 2001, the accounts receivable balance due from Collective Technologies was $57,300. The Company utilizes non-exclusive recruiting services provided by Pencom. Two of Pencom’s majority stockholders and its chief financial officer are members of the Board of the Company (one of whom is the chairman of the Board). Management believes that the terms and fees paid in connection with such recruiting services are comparable to agreements maintained by the Company with other unrelated recruiting firms and will continue to use these recruiting services on a non-exclusive basis pursuant to an agreement entered into with Pencom. Services provided to, and contracted services used by, Concero were as follows (in thousands):

                                                        ------------------------------------------------------
                                                                       Year ended December 31,
                                                        ------------------------------------------------------
                                                                   1999               2000               2001
                                                        ----------------    ---------------    ---------------
Services provided to a related party:
   Consulting services.............................     $             -              $   -     $           57
                                                        ----------------    ---------------    ---------------
Total related party revenues.......................     $             -              $   -     $           57
                                                        ================    ===============    ===============

Services performed by a related party:
   Recruiting services.............................     $            53     $           73     $            5
                                                        ----------------    ---------------    ---------------
Total related party expenses.......................     $            53     $           73     $            5
                                                        ================    ===============    ===============

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

13. Commitments

The Company leases its office space through non-cancelable operating lease arrangements, which contain escalating lease payments. Future minimum rental commitments under existing leases are as follows (in thousands):

Years ending December 31:
  2002..............................................     $        2,687
  2003..............................................              2,630
  2004..............................................              1,156
  2005..............................................                811
  2006..............................................                459
  Thereafter........................................                195
                                                         ----------------
  Total.............................................     $        7,938
                                                         ================

Minimum future rentals receivable under the non-cancelable operating subleases at December 31, 2001 amounted to $632,000. As discussed in footnote 4, the Company established a reserve in 2001 for future lease costs on excess office space of $5.4 million as part of its cost reduction measures of which the balance in the related accrual was $4.0 million at December 31, 2001. The accrual covers lease obligations of approximately $2.9 million, as well as ongoing operating expenses related to those facilities and exit costs. The significant assumptions in calculating the accrual are that majority of the excess space will be sublet by the fourth quarter of 2002 at rates ranging from $15.00 per square foot to $30.00 per square foot, depending upon the space available. The remaining future rental commitments, net of the costs included in the accrual for excess lease obligations, are as follows (in thousands):

Years ending December 31:
  2002..............................................     $        1,461
  2003..............................................              1,963
  2004..............................................                733
  2005..............................................                520
  2006..............................................                277
  Thereafter........................................                 94
                                                         ----------------
  Total.............................................     $        5,048
                                                         ================

Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $1.7 million, $2.5 million and $1.7 million, respectively; exclusive of sub-lease income of $517,000, $501,000 and $384,000, respectively.

14. Taxes

The significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                 -------------    ------------
                                                          2000            2001
                                                 -------------    ------------
Current:
  Federal.............................           $      (621)        $      -
  State...............................                   (36)               -
                                                 -------------    ------------
     Total current....................                  (657)               -

Deferred:
  Federal.............................                   (64)           2,096
  State...............................                    (4)             185
                                                 -------------    ------------
     Total deferred...................                   (68)           2,281
                                                 -------------    ------------
                                                 $      (725)     $     2,281
                                                 =============    ============

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:

                                                         1999             2000           2001
                                                 ------------    -------------    -----------
U.S. statutory income tax rate........                  34.0%          (34.0%)        (34.0%)
State taxes, net of federal income tax
   benefit............................                   3.1%           (2.0%)         (2.0%)
Permanent differences ................                   1.4%           (0.3%)          0.3%
Change in valuation allowance.........                      -           20.8%          49.8%
Other.................................                   0.3%           (0.1%)         (2.3%)
                                                 ------------    -------------    -----------
Effective tax rate....................                  38.8%          (15.6%)          11.8%
                                                 ============    =============    ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes as of December 31 are as follows (in thousands):

                                                         2000                2001
                                              ---------------       -------------
Deferred tax assets:
   Allowances and reserves...............     $          466        $        220
   Accrued expenses......................                230                 157
   Tax carry-forwards....................              3,030               8,414
   Stock option compensation expense.....                171                 171
   Fixed assets..........................                  -                  66
   Lease commitment accrual..............                  -               1,959
                                              ---------------       -------------
Total deferred tax assets................              3,897              10,987
   Valuation allowance...................               (965)            (10,603)
                                              ---------------       -------------
Net deferred tax assets..................              2,932                 384

Deferred tax liabilities:
   Fixed assets..........................               (261)                  -
   Prepaid expenses and other............               (390)               (384)
                                              ---------------       -------------
Total deferred tax liabilities...........               (651)                  -
                                              ---------------       -------------
Net deferred tax assets (liabilities)....     $        2,281        $          -
                                              ===============       =============

The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets. The valuation allowance increased by approximately $9.6 million during 2001. The exercise of certain stock options which have been granted under the Company’s stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Approximately $2.3 million of any realized tax benefit arising from exercised options in excess of the benefit was credited to additional paid-in capital during 2000; the Company established a valuation allowance for this item during 2001 due to uncertainties regarding its realization.

As of December 31, 2001, the Company had federal net operating loss carry-forwards of approximately $23.4 million. The net operating loss will expire beginning in 2020, if not utilized. Utilization of the net operating loss may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss before utilization.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

15. Quarterly Information (Unaudited)

Summarized quarterly financial information for 2000 and 2001 is as follows (in thousands, except per share amounts):

                                          -------------------------------------------------------------------------
                                                                       Quarter ended
                                          -------------------------------------------------------------------------
                                              Restated           June 30         September 30          December 31
                                              March 31
                                          -------------     -------------    -----------------     ----------------
2000
  Total revenue.....................        $   14,225        $   17,068         $    14,224          $    11,773
  Operating income (loss)...........               695             1,420              (3,677)              (4,032)
  Net income (loss).................               584             1,093              (2,226)              (3,377)
  Diluted earnings (loss) per share.        $     0.05        $     0.10         $     (0.22)         $     (0.34)
  Shares used in diluted earnings
    per share calculation...........            11,462            11,364              10,018               10,066

2001
  Total revenue.....................        $    8,485        $    6,671         $     3,077          $     1,990
  Operating loss....................            (9,396)           (3,556)             (6,046)                (967)
  Net loss..........................           (11,435)           (3,394)             (5,920)                (901)
  Diluted loss per share............        $    (1.13)       $    (0.33)        $     (0.58)         $     (0.31)
  Shares used in diluted earnings
    per share calculation...........            10,164            10,188              10,212               10,222

The information for the quarter ended March 31, 2001 includes a non-cash income tax charge of $2.3 million to establish a valuation allowance against the deferred tax asset for stock options which was originally recorded as a reduction of stockholders’ equity in that quarter. Net loss and diluted loss per share for the quarter ended March 31, 2001 of $11.4 million and $1.13, respectively, differs from the net loss and diluted loss per share of $9.2 million and $0.90, respectively, as disclosed in the Company’s 10-Q as filed with the SEC, as a result of the $2.3 million non-cash income tax charge.

Concero, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - (Continued)

Beginning in the second quarter of 2000, the market for e-business services began to deteriorate and our revenue declined. In 2000, we initiated cost reduction measures and narrowed our service offerings around: strategy, enterprise portals, content chains and interactive television. During 2000, the Company recorded additional bad debt reserves, cancelled a stock offering, wrote-off an investment in a start-up company, reversed a previously accrued bonus pool and implemented cost reduction measures. In 2001, our performance was considerably and negatively affected by the weak U.S. economy and decrease in capital spending by our customers and potential customers. We implemented cost reduction measures in 2001 to more closely align our cost structure with near-term future revenue opportunities. As a result of these cost reduction measures, we recorded a charge in other expense of $12.2 million in 2001 including workforce reductions and the establishment of reserves for the elimination of excess leased office space and the impairment of equipment. During 2001, the Company established additional bad debt reserves and a valuation allowance against the deferred tax asset for stock options, which were partially offset by the receipt of a Texas smart jobs credit. The transaction details, timing and their impact on the quarterly information for 2000 and 2001 is summarized below (in thousands, except per share amounts):

                                          -----------------------------------------------------------------------------
                                                                         Quarter ended
                                          -----------------------------------------------------------------------------
                                                 March 31            June 30         September 30         December 31
                                          ----------------    ---------------     ----------------     ----------------
2000
  Additional bad debt reserves......                                              $         1,123      $          550
  Cancelled stock offering..........                                                          750                (245)
  Write-off investment in start-up
     company........................                                                          125                   -
  Accrued bonus pool................       $          300     $          290                 (590)                  -
  Cost reduction measures...........                    -                  -                    -                 265
                                           ---------------    ---------------     ----------------     ----------------
  Impact on operating loss..........       $         (300)    $         (290)     $        (1,408)     $         (570)
  Impact on net loss................       $         (300)    $         (290)     $        (1,408)     $         (570)
  Impact on loss per share..........       $        (0.03)    $        (0.03)     $         (0.14)     $        (0.06)
  Shares used in diluted earnings
    per share calculation...........               11,462             11,364               10,018              10,066

2001
  Additional bad debt reserves......       $          300                 66                    -                (220)
  Valuation allowance for deferred
    tax asset.......................                2,281                  -                    -                   -
  Receipt of smart jobs credit......                    -                  -                    -                (234)
  Cost reduction measures...........                4,616              2,379                4,766                 478
                                           ---------------    ---------------     ----------------     ----------------
  Impact on operating loss..........       $       (7,197)    $       (2,445)     $        (4,766)     $          (24)
  Impact on net loss................       $       (7,197)    $       (2,445)     $        (4,766)     $          (24)
  Impact on loss per share..........       $        (0.71)    $        (0.24)     $         (0.47)     $            -
  Shares used in diluted earnings
    per share calculation...........               10,164             10,188               10,212               10,222

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

CONCERO, INC.

                                              Balance at                                                Balance at
   Reserves and allowances deducted          Beginning of        Charged to                               End of
          from asset accounts                   Period           Operations        Deductions(1)          Period
----------------------------------------    ----------------    -------------     ----------------     -------------

Year ended December 31, 1999
     Allowance for doubtful accounts        $      260,000      $     48,000      $      (72,000)      $    380,000

Year ended December 31, 2000
     Allowance for doubtful accounts               380,000         1,654,000             514,000          1,520,000

Year ended December 31, 2001
     Allowance for doubtful accounts             1,520,000           146,000           1,054,000            612,000

-------------
(1) Doubtful accounts written off, net of recoveries.

S-1

EXHIBIT 10.22

Addendum to Employment Agreement

This Addendum ("Addendum") to the Employment Agreement ("Agreement") of Timothy Webb dated August 28, 1998, is made and entered into as of July 31, 2001, by and between Concero Inc. formerly known as PSW Technologies, Inc., a Delaware corporation (the "Company") and Timothy D. Webb, an individual (the "Executive").

RECITALS

WHEREAS, the Company desires to incent Executive to continue employment with the Company by providing a specified cash bonus and additional stock options;

WHEREAS, the Company desires to provide for the cash bonus and stock options in addition to benefits set forth in the Employment Agreement dated August 28, 1998, between Executive and Company (the "Employment Agreement"); and

NOW THEREFORE, in consideration of the premises and the mutual covenants and promises contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     Section 1.4 of the Agreement is amended by addition of the following language:

        1.4.Compensation and Benefits

1.4.1a Cash Bonus In addition to the compensation set out for Executive in the Agreement, a cash bonus of Fifty Thousand and no/100 Dollars ($50,000.00) shall be paid to Executive on March 31, 2002, provided that Executive is still employed by Company at the close of business on such date, provided that (a) the Company has not terminated Executive’s employment for Cause (as defined in the Employment Agreement) and (b) executive has not breached his obligation under Section 2 and 3 of the Employment Agreement. Such bonus shall be paid to Executive in addition to any severance payable pursuant to the Employment Agreement.
1.4.1b Option Grant of July 31, 2001 In addition to the above cash bonus, Executive has on this date received a grant of 100,000 stock options, the terms of which are governed by a Notice of Stock Option Grant of even date herewith. All provisions related to the acceleration of vesting of stock options in Section 1.7.2 (Termination Without Cause) of the Employment Agreement shall remain in force and effect solely with respect to the stock option grants referred to therein and shall not affect the 100,000 stock options granted as of the date hereof.

All provisions of the Employment Agreement, as modified hereby, shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties hereto have caused this Addendum to be executed on the date set forth above.

"COMPANY"
Concero Inc.
A Delaware Corporation

By: /s/ Keith D. Thatcher
 Printed Name: Keith D. Thatcher
Title: CFO

"EXECUTIVE"

/s/Timothy D. Webb
Timothy D. Webb

EXHIBIT 10.24
PROMISSORY NOTE

 $61,645.21                                                 Austin, Travis County, Texas
                                                                         January 1, 2002

FOR VALUE RECEIVED, the undersigned Maker, promises to pay to the order of Concero LP at Building 1, Ste. 500, 6300 Bridgepoint Parkway, Austin, Texas 78730 or such other address as Payee may from time to time designate, the sum of Sixty-One Thousand Six Hundred Forty-Five and 19/100 Dollars ($61,645.21) in legal and lawful money of the United States of America, together with interest thereon from the date hereof until maturity at the rate of six and three-quarters percent (6.75%) per annum compounded monthly; matured, unpaid principal and interest shall bear interest at the rate of eighteen percent (18%) per annum until paid.

This Note is due and payable as follows, to wit:

Principal and interest shall be due and payable in twenty-three (23) payments of Six hundred Seventy-One and 75/100 Dollars on the 15th and last day of each month beginning January 31, 2002 and ending December 31, 2002, which Maker authorizes be deducted directly from his payroll check by Concero LP, with a final balloon payment of Fifty Thousand and No/100 Dollars ($50,000.00) due and payable on December 31, 2002. If Maker's employment with Payee terminates prior to such date, all unpaid principal and interest shall be due and payable ten days after the date on which Maker's employment with Payee terminated.

It is expressly provided that upon default in the punctual payment of this Note or any part thereof, and the same is placed in the hands of an attorney for collection, or suit is brought on same, or the same is collected through probate, bankruptcy, or other judicial proceedings, then the Maker agrees and promises to pay ten percent (10%) additional on the amount of principal and interest then owing as attorney's fees.

Maker expressly waives all notices of any kind or character, demands for payment, presentations for payment, notices of intention to accelerate, notice of acceleration, the maturity, protest and notice of protest, as to this Note and as to each, every and all installments hereof.

Maker may prepay all or any part hereof at anytime without penalty, and interest shall immediately cease on all amounts so prepaid. All prepayments shall be applied first to accrued unpaid interest and the balance to unpaid principal.

This Note shall be governed by and construed in accordance with the laws of the State of Texas.

MAKER:

/s/ John S. Velasquez
John S. Velasquez
1406 West 29th Street
Austin, TX 78703

Witness:

/s/ Keith Thatcher

                                                       EXHIBIT 21.1

                                              Concero, Inc. and Subsidiaries

                                                   List of Subsidiaries

Subsidiary                                                    State of Incorporation/Formation

Concero GP, LLC                                               Delaware

Concero LP, LLC                                               Delaware

Concero Group LP                                              Texas
d/b/a   Concero LP

Concero Interactive TV Development, LLC                       Delaware

Exhibit 23.11
CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-28739) pertaining to the Concero, Inc. 1996 Stock Option/Stock Issuance Plan and the Concero, Inc. Employee Stock Purchase Plan, in the Registration Statement (Form S-8 No. 333-59873) pertaining to the Concero, Inc. 1996 Stock Option/Stock Issuance Plan, and in the Registration Statement (Form S-8 No. 333-42472) pertaining to the Concero, Inc. 1996 Stock Option/Stock Issuance Plan, the Concero, Inc. 2000 Non-Officer Stock Option/Stock Issuance Plan and the Concero, Inc. Employee Stock Purchase Plan of our report dated January 22, 2002, with respect to the consolidated financial statements and schedule of Concero, Inc. included in its Annual Report (Form 10-K) for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

/s/ Ernst & Young LLP

Austin, Texas
January 22, 2002