Form 10-Q
period 2002-03-31
CONCERO INC
filed 2002-05-14
CIK 1030487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

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

Yes           x               No __________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,233,090 shares of the Company's Common Stock, $.01 par value, were outstanding as of April 30, 2002.

                                                     CONCERO INC.

                                                   Table of Contents

                                                                                                               Page
                                                                                                               ----
                                            Part I-Financial Information

Item 1.     Financial Statements (Unaudited)......................................................................3

            Condensed Consolidated Balance Sheets-- December 31, 2001 and March 31, 2002..........................3

            Condensed Consolidated Statements of Operations-- Three Months Ended March 31, 2001
              and March 31, 2002..................................................................................4

            Condensed Consolidated Statements of Cash Flows-- Three Months Ended March 31, 2001
              and March 31, 2002..................................................................................5

            Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................................................9

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................20

                                            Part II-Other Information

Item 6.     Exhibits and Reports on Form 8-K.....................................................................21

            Signatures...........................................................................................22

                                           PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     Concero Inc.
                                         Condensed Consolidated Balance Sheets
                                         (in thousands, except per share data)

                                                                 December 31,            March 31,
                                                                     2001                  2002
                                                               -----------------     ---------------
                                                                                        (Unaudited)
                                                                                     ---------------
Assets
Current assets:
   Cash....................................................       $     4,141           $    3,120
   Short-term investments..................................             8,964                8,964
   Accounts receivable, net of allowance for doubtful
      accounts of  $612 at December 31, 2001 and $320
      at March 31, 2002....................................               823                  263
   Unbilled revenue under customer contracts...............               557                    -
   Income tax receivable...................................                11                  607
   Prepaid expenses and other current assets...............               594                  402
                                                               -----------------     ---------------
Total current assets.......................................            15,090               13,356
Property and equipment, net................................             1,554                1,156
                                                               -----------------     ---------------

Total assets...............................................       $    16,644           $   14,512
                                                               =================     ===============

Liabilities and stockholders' equity
Current liabilities:
   Trade payables..........................................       $        66           $      236
   Accrued expenses and other current liabilities..........             5,445                4,907
                                                               -----------------     ---------------
Total current liabilities..................................             5,511                5,143

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000 shares
     authorized and none issued and outstanding............                 -                    -
  Common stock, par value $.01 per share 34,000 shares
     authorized, 10,225 and 10,225 shares issued and
     outstanding at December 31, 2001 and March 31,
     2002, respectively....................................               102                  102
  Additional paid-in capital...............................            33,734               33,734
  Retained deficit.........................................           (22,703)             (24,467)
                                                               -----------------     ----------------
Total stockholders' equity.................................            11,133                9,369
                                                               -----------------     ----------------

Total liabilities and stockholders' equity.................        $   16,644           $   14,512
                                                               =================     ================

                                                See accompanying notes.

                                                    Concero Inc.
                                    Condensed Consolidated Statements of Operations
                                         (in thousands, except per share data)
                                                      (Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                       -------------------------------
                                                                               2001         2002
                                                                       -------------    --------------

Revenue....................................................                $  8,780           $   781
Operating expenses:
   Technical staff.........................................                   7,232               634
   Research and development................................                       -               754
   Selling and administrative staff........................                   2,687               595
   Other expenses..........................................                   8,257             1,236
                                                                       -------------    --------------
Total operating expenses...................................                  18,176             3,219                                                                       -------------    --------------

Loss from operations.......................................                  (9,396)           (2,438)

Interest income............................................                     242                68
                                                                       -------------    --------------

Loss before income taxes...................................                  (9,154)           (2,370)

Provision for (benefit from) income taxes..................                   2,281              (605)
                                                                       -------------    --------------

Net loss...................................................                $ 11,435)          $(1,765)
                                                                       =============    ==============

Basic loss per share.......................................                $  (1.13)          $ (0.17)
                                                                       =============    ==============

Diluted loss per share.....................................                $  (1.13)          $ (0.17)
                                                                       =============    ==============
Shares used in basic loss per share calculation............                  10,164            10,225
                                                                       =============    ==============

Shares used in diluted loss per share calculation..........                  10,164            10,225
                                                                       =============    ==============

                                                See accompanying notes.

                                                      Concero Inc.
                                    Condensed Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                      (Unaudited)

                                                                               Three Months
                                                                              Ended March 31,
                                                                     ----------------------------------
                                                                               2001               2002
                                                                     ---------------    ---------------
Operating activities
Net loss...................................................                $(11,435)          $ (1,765)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.........................                     620                195
     Excess property and equipment reserve.................                   2,150                280
     Changes in operating assets and liabilities:
        Accounts receivable................................                   4,024                852
        Allowance for doubtful accounts....................                     (11)              (292)
        Unbilled revenue under customer contracts..........                      44                557
        Prepaid expenses and other current assets..........                    (148)               192
        Trade payables.....................................                    (282)               170
        Accrued expenses and other current liabilities.....                   1,470               (538)
        Valuation allowance for deferred tax asset.........                   2,281                  -
        Income taxes.......................................                      76               (596)
                                                                     ---------------    ---------------
Net cash used in operating activities......................                  (1,211)              (945)
                                                                     ---------------    ---------------

Investing activities
Sale (purchase) of short-term investments..................                   4,559                  -
Acquisition of property and equipment......................                    (478)               (76)
                                                                     ---------------    ---------------
Net cash provided by (used in) investing activities........                   4,081                (76)
                                                                     ---------------    ---------------

Financing activities
Issuance of common stock...................................                       3                  -
                                                                     ---------------    ---------------
Net cash provided by financing activities..................                       3                  -
                                                                     ---------------    ---------------

Net increase (decrease) in cash............................                   2,873             (1,021)
Cash, beginning of period..................................                   1,611              4,141
                                                                     ---------------    ---------------

Cash, end of period........................................                $  4,484           $  3,120
                                                                     ===============    ===============

Non-cash activities:
Unrealized loss on investments.............................                $    (66)          $     -
Reversal of deferred tax asset.............................                $  2,281           $     -

                                                See accompanying notes.

Concero Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2002

(Unaudited)

1. Nature of Business

Concero Inc. (“Concero” or the “Company”) is a provider of interactive television solutions. Concero provides systems integration consulting services that enable cable operators, content providers and application providers to deliver compelling entertainment-on-demand services and other video-on-demand enabled applications and intends to provide related software products.

Concero possesses unique delivery capabilities for supporting interactive television solutions. In conjunction with Motorola’s Horizon and Scientific-Atlanta’s CreativEdge developers programs, Concero operates state-of-the-art integration facilities with head-ends, set-top boxes, video-on-demand servers, operating systems and middleware from Motorola, Scientific-Atlanta, SeaChange, Concurrent and other major technology providers. These assets, combined with Concero’s dedicated and experienced team of interactive television consultants and software engineers, offer customers substantial cost savings and rapid time-to-market benefits.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Concero Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

In November 2001, the FASB issued staff announcement (Topic No. D-103), Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred, which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 (“EITF Issue No. 01-14”). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 had no effect on net loss as it increased both revenues and expenses. As a result of the adoption of EITF Issue No. 01-14, the Company has restated its condensed consolidated statement of operations for the quarter ended March 31, 2001 to reflect reimbursements received for out of pocket expenses as revenue and technical staff expenses.

3. Comprehensive Loss

The components of comprehensive loss for the three months ended March 31 are as follows (in thousands):

                                                              2001             2002
                                                      --------------    -------------
Net loss......................................            $(11,435)        $ (1,765)
Unrealized loss on short-term investments.....                 (66)               -
                                                      --------------    -------------
                                                      --------------    -------------
Comprehensive loss............................            $(11,501)        $ (1,765)
                                                      ==============    =============

Concero Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data) for the three months ended March 31:
                                                                               2001               2002
                                                                       ----------------    ---------------
Numerator:
  Net loss.................................................                 $  (11,435)         $  (1,765)
                                                                       ================    ===============

Denominator:
  Shares used in basic loss per share calculation..........                     10,164             10,225

  Effect of dilutive securities:
    Employee stock options.................................                          -                  -
    Warrants...............................................                          -                  -
                                                                       ----------------    ---------------
  Shares used in diluted loss per share calculation........                     10,164             10,225
                                                                       ================    ===============

Basic loss per share.......................................                 $    (1.13)         $   (0.17)
                                                                       ================    ===============

Diluted loss per share.....................................                 $    (1.13)         $   (0.17)
                                                                       ================    ===============

5. Cost Reduction Measures

In 2001, the Company implemented cost reduction measures to continue to more closely align its cost structure with near-term future revenue opportunities. These cost reduction measures continued in the first quarter of 2002 and included workforce reductions, the establishment of reserves for excess leased office space and the impairment of equipment. As a result of these cost reduction measures, the Company recorded a charge to other expense of approximately $4.6 million and $680,000 in the first quarter of 2001 and 2002, respectively, as follows (in thousands):

                                                                   Impairment               Lease
                                                   Severance        of Equipment         Commitments             Total
                                              --------------      --------------       --------------    --------------
Accrual balance at December 31, 2000...             $     -             $     -             $      -          $      -
   Charge to other expense.............               1,512               2,150                  954             4,616
   Payments and charges made...........                (584)             (2,150)                 (16)           (2,750)

                                              --------------      --------------       --------------    --------------
Accrual balance at March 31, 2001......             $   928             $     -             $    938          $  1,866
                                              --------------      --------------       --------------    --------------

Accrual balance at December 31, 2001...             $     -             $     -             $  4,025          $  4,025
   Charge to other expense.............                 170                 280                  230               680
   Payments and charges made...........                (104)               (280)                (845)           (1,229)

                                              --------------      --------------       --------------    --------------
Accrual balance at March 31, 2002......             $    66             $     -             $  3,410          $  3,476
                                              --------------      --------------       --------------    --------------

Concero Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

Severance costs involve an aggregate of 130 and 13 technical, sales and administrative personnel in the first quarter of 2001 and 2002, respectively, to which the Company paid a severance benefit. Impairment of equipment relates to excess property and equipment, primarily leasehold improvements, equipment and furniture utilized by terminated personnel. Lease commitments relate to the excess office space of approximately 97,500 square feet, or 91% of the office space occupied by the Company at December 31, 2000.

Accrued lease payments at March 31, 2002 are expected to be paid over the remaining lease terms, which extend to various dates through 2007. At March 31, 2002, the Company had entered into sublease agreements representing approximately 36,000 square feet. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, brokerage commissions and resulting sublease income, were based on market information and trend analysis as estimated by the Company. Actual results could differ from these estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company’s accrual for facility lease commitments. With the exception of the impairment of excess equipment, all payments and charges made involved the disbursement of cash.

6. Income Taxes

The exercise of certain stock options which have been granted under the Company’s stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. The information for the quarter ended March 31, 2001 includes a non-cash income tax charge of $2.3 million to establish a valuation allowance against the deferred tax asset for stock options, which was originally recorded as a reduction of shareholders’ equity in that quarter due to uncertainties regarding the realization of the deferred tax assets. In March of 2002, a new U.S. federal income tax law was passed which allows for a temporarily lengthened loss carry-back period. This new law allows the Company to carry-back a portion of the tax loss incurred in 2001 to prior years, resulting in an income tax receivable of approximately $605,000 in 2002.

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

Overview

We have been providing software development services to customers that are innovators, early technology adopters and market leaders for more than a decade. We had successfully transitioned to a company that primarily provides e-business services by 1999. Beginning in the second quarter of 2000, however, the market for e-business services began to deteriorate and our revenue declined. In 2000, we initiated cost reduction measures and narrowed our service offerings around: strategy, enterprise portals, content chains and interactive television. In 2001, our performance was considerably and negatively impacted by the weak U.S. economy and a decrease in capital spending by our customers and potential customers. We implemented further cost reduction measures in 2001 and 2002 to more closely align our cost structure with near-term future revenue opportunities. As a result of these cost reduction measures, we recorded charges in other expense of $4.6 million and $680,000 in the first quarter of 2001 and 2002, respectively, including workforce reductions, the impairment of equipment and the establishment of reserves for the elimination of excess leased office space. We continued to provide strategic consulting skills with deep technology and integration expertise to existing customers; however, we further narrowed our focus around interactive television.

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

During 2002, we are highly focused on the successful launch of the Concero Marquee suite, including product development, marketing and sales.

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

We believe the following represent our critical accounting policies:

Revenue Recognition

Revenue from service contracts is recognized when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed and determinable, and collection is probable. Revenue from time and materials contracts is recognized during the period for which the services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. The cumulative impact of revisions in estimates of the percentage to complete is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue earned in excess of billings is classified as unbilled revenue under customer contracts. Billings in excess of earned revenue are classified as deferred revenue. Revenue includes reimbursable expenses. Revenue from product license fees is generally recognized when persuasive evidence of an arrangement exists, delivery and deployment of the product has occurred, no significant obligations by the Company with regard to implementation remain, the fee is fixed and determinable and collectibility is probable. The Company has recorded no product license revenue in 2001 or 2002.

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

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the period indicated:
                                                                            Three Months
                                                                           Ended March 31,
                                                                          2001          2002
                                                                          ----          ----

Revenue....................................................               100%          100%
Operating expenses:
   Technical staff.........................................                82            81
   Research and development................................                 -            97
   Selling and administrative staff........................                32            76
   Other expenses..........................................                97           158
                                                                      ----------   ----------
Total operating expense....................................               211           412
                                                                      ----------   ----------
Income (loss) from operations..............................              (111)         (312)
  Interest income..........................................                 3             9
  Provision for (benefit from) income taxes................                27           (77)
                                                                      ----------   ----------
  Net income (loss)........................................              (135)%        (226)%
                                                                      ==========   ==========
Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

Our revenue consists primarily of fees for software services provided. Revenues decreased 91% to $781,000 in the quarter ended March 31, 2002 from $8.8 million in the quarter ended March 31, 2001. The decline is principally due to reduced demand for e-business services due to a weak economy and low capital spending on information technology. Additionally, in conjunction with our cost reduction measures and shift in strategy from e-business services to a provider of software and related integration services, we eliminated our regional offices and staff that historically provided material support of the sale and delivery of our e-business services, and much of our sales and marketing focus is on the expected release of Concero Marquee in the third quarter of 2002. Comparing the first quarter of 2002 with the same period in 2001 our average hourly bill rate decreased 29% to $95 from $133. We do not anticipate any recovery in our average hourly bill rate unless we are able to deploy staff in support of Concero Marquee integrations in the future.

In the first quarter of 2002, two customers accounted for 40% and 38% of our revenue and, in total, accounted for 45% of our accounts receivable as of March 31, 2002. Two customers accounted for 15% and 13% of revenue in the first quarter of 2001. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers’ compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, as well as fees paid to sub-contractors for work performed in connection with a client engagement. Technical staff expenses decreased 91% to $634,000 in the quarter ended March 31, 2002 from $7.2 million in the quarter ended March 31, 2001. The decrease in technical staff expenses is primarily due to workforce reductions in conjunction with our cost reduction measures.

As a percentage of revenue, technical staff expenses decreased to 81% in the quarter ended March 31, 2002 from 82% in the same quarter last year. This decrease was primarily the result of improvement in our utilization, which benefited from the development of Concero Marquee. Adjusted for hours associated with Concero Marquee, our utilization rate was 85% for the first quarter of 2002, up from 46% in the first quarter of 2001, largely offset by the decline in our average hourly bill rate.

Research and Development

Research and development expenses consist of the costs associated with the development of our new product, Concero Marquee including salaries, payroll taxes, health insurance and workers’ compensation for technical staff personnel assigned to the research and development team. Research and development was approximately $754,000 for the first quarter of 2002. We did not incur research and development costs in the first quarter of 2001.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers’ compensation for selling, marketing and administrative personnel as well as commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses decreased 78% to approximately $595,000 in the quarter ended March 31, 2002 from $2.7 million in the quarter ended March 31, 2001 primarily due to workforce reductions in conjunction with our cost reduction measures. As a percentage of revenues, selling and administrative staff expenses increased to 76% in the quarter ended March 31, 2002 from 32% in the quarter ended March 31, 2001, primarily as a result of lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses decreased to $1.2 million in the quarter ended March 31, 2002 from $8.3 million in the first quarter of last year. As a percentage of revenues, other expenses increased to 158% in the quarter ended March 31, 2002 from 97% for the quarter ended March 31, 2001. These fluctuations are primarily a result of cost reduction measures and lower revenue. Other expenses this quarter include severance costs of $170,000, excess office space of $230,000, the impairment of excess capitalized equipment for $280,000 and a reduction of our allowance for bad debts of $192,000. Included in other expenses for the first quarter of 2001 are severance costs of $1.5 million, excess office space of $950,000, the impairment of excess capitalized equipment of $2.2 million and an increase in our allowance for bad debt of $300,000.

Excluding the aforementioned individually significant items, other expenses were $748,000 in the quarter ended March 31, 2002, a decline from $3.3 million in the first quarter of last year.

Loss from Operations

We recorded a loss from operations of $2.4 million for the quarter ended March 31, 2002, a decrease from a loss from operations of $9.4 million for the quarter ended March 31, 2001.

Income Taxes

A tax benefit of $605,000 was recorded in the first quarter of 2002 in connection with a carry-back made available by recent Federal tax legislation. The income tax provision of $2.3 million for the first quarter of 2001 is a non-cash charge to establish a valuation allowance against deferred tax assets for stock options.

Net Loss

We recorded a net loss of $1.8 million for the quarter ended March 31, 2002, a decrease from the net loss of $11.4 million for the quarter ended March 31, 2001. Excluding the effect of the aforementioned individually significant items affecting other expenses and income taxes, our net losses were $1.9 million and $4.2 million for the first quarters of 2002 and 2001, respectively. While our revenue declined significantly in the first quarter of 2002 from the same quarter of 2001, net loss declined primarily as a result of lower costs resulting from our cost reduction measures.

Liquidity and Capital Resources

Our operating activities used cash of $1.2 million and $945,000 for the first quarter of 2001 and 2002, respectively. We purchased approximately $478,000 and $76,000 of computers, office and system equipment and software in the first quarter of 2001 and 2002, respectively. As of March 31, 2002, we had cash, cash equivalents and short-term investments totaling $12.1 million, down from $13.1 million at December 31, 2001.

As of March 31, 2002, we did not have any material commitments for capital expenditures. Our capital expenditures currently consist primarily of purchases to support our interactive television facilities.

We lease our office and facilities space through non-cancelable operating lease arrangements. At March 31, 2002, our future minimum rental commitments totaled approximately $7.5 million. While future commitments under these operating lease arrangements are generally not recorded as liabilities, much of the committed space in excess of our current needs as a result of our cost reduction measures. Accordingly, we have established reserves totaling approximately $3.4 million, net of estimated sublease revenue which assumes that excess space is leased by the end of 2002 at rates ranging from $15.00 to $30.00 annually per square foot depending upon location.

The number of days of revenue in our accounts receivable balance was 27 days as of March 31, 2002. We may experience longer collection periods if the work we perform for smaller companies increases as a percentage of our total services. We anticipate that our existing cash and cash equivalents balances, and potential cash flows from operations will be adequate to fund our working capital and capital expenditure requirements for at least the next 12 months. However, changes may occur that could consume available capital resources before such time. Our capital requirements depend on numerous factors, including potential acquisitions, the timing of the receipt of accounts receivable, employee growth and the percentage of projects performed at our facilities.

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

We changed our name to Concero Inc. Although we have filed a trademark application for this name, we may be unable to protect our name or prevent others from using our name. We also intend to launch the Concero Marquee suite of software. We have not filed a trademark application for this new product name. Other parties may claim that our use of Concero or Concero Marquee violates their intellectual property rights. If we are prevented from using the Concero or Concero Marquee name, it may become more difficult for us to carry out our business plans. In addition, our planned advertisement of the change and promotion of our new brand and product may fail to reach important segments of our potential customer base, and our marketing campaign may yield little results.

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

The Nasdaq National Market maintains certain minimum requirements to maintain the Nasdaq listing for our common stock. These requirements include a minimum bid price for our common stock of $1.00 and a $5 million minimum market value of the public float for our common stock. Nasdaq has notified us that if we are unable to comply with these requirements by May 15, 2002 or if we do not transfer our listing to the Nasdaq SmallCap Market by May 15, 2002, we will receive written notification that our common stock will be delisted.

If a delisting from the Nasdaq National Market occurs because of noncompliance with the minimum bid price or public market float or otherwise, our common stock likely would trade in a less efficient market, such as the Nasdaq SmallCap Market, OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Because these alternatives generally are considered to be less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted as a result.

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

For our investment securities at December 31, 2001 and March 31, 2002, which consisted of corporate issues, the table below presents principal cash flows and related weighted average fixed interest rates by expected maturity dates (in thousands, except interest rates).

                                                                        2001                2002
                                                                  ------------       -------------
Investments maturing before December 31, 2002..............          $ 8,964                 n/a
Investments maturing before March 31, 2003.................              n/a             $ 8,964
Weighted average interest rate.............................             2.25%               1.86%
Fair Value.................................................          $ 8,964             $ 8,964

At December 31, 2001 and March 31, 2002, we had $3.8 million and $1.5 million, respectively, in money market funds that were classified as cash equivalents on the balance sheet.

PART II-OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
      Number        Description
      None.

(b)  Reports on Form 8-K
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2002.

CONCERO, INC.

By: /s/ Timothy D. Webb
     Timothy D. Webb
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                  Signature                                   Title                                       Date
                  ---------                                   -----                                       ----

          /s/    TIMOTHY D. WEBB                              President, Chief Executive
--------------------------------------------------              Officer and Director                      May 13, 2002
                 Timothy D. Webb                                (principal executive officer)

         /s/    KEITH D. THATCHER                             Chief Financial Officer, Sr. Vice
--------------------------------------------------              President of Finance and Treasurer        May 13, 2002
                 Keith D. Thatcher                              (principal financial officer)