Form 10-Q
period 2002-06-30
CONCERO INC
filed 2002-08-14
CIK 1030487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

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

Yes           x               No __________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,233,090 shares of the Company's Common Stock, $.01 par value, were outstanding as of July 31, 2002.

                                                     CONCERO INC.

                                                   Table of Contents

                                                                                                               Page
                                            Part I - Financial Information

Item 1.     Financial Statements (Unaudited)......................................................................3

            Condensed Consolidated Balance Sheets - December 31, 2001 and June 30, 2002...........................3

            Condensed Consolidated Statements of Operations - Three Months and Six Months Ended
              June 30, 2001 and June 30, 2002.....................................................................4

            Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001
              and June 30, 2002...................................................................................5

            Notes to Condensed Consolidated Financial Statements..................................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations........................................................10

Item 3.     Quantitative and Qualitative Disclosures about Market Risks..........................................21

                                            Part II - Other Information

                                       PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     CONCERO INC.
                                         Condensed Consolidated Balance Sheets
                                         (in thousands, except per share data)

                                                                 December 31,            June 30,
                                                                     2001                  2002
                                                               -----------------    -----------------
                                                                                        (Unaudited)
Assets
Current assets:
   Cash..............................................                $     4,141             $    401
   Short-term  investments...........................                      8,964                8,976
   Accounts receivable, net of allowance for doubtful
      Accounts of  $612 at December 31, 2001 and $100
      at June 30,  2002..............................                        823                   28
   Unbilled revenue under customer contracts.........                        557                    -
   Income tax receivable.............................                         11                  604
   Prepaid expenses and other current assets.........                        594                  449
                                                               ------------------     ----------------
Total current assets.................................                     15,090               10,458
Property and equipment, net..........................                      1,554                1,084
                                                               ------------------     ----------------
Total assets.........................................                $    16,644            $  11,542
                                                               ==================     ================

Liabilities and stockholders' equity
Current liabilities:
   Trade payables.....................................                                      $      66                  109
   Accrued expenses and other current liabilities.....                     5,445                2,677
                                                               ------------------     ----------------
Total current liabilities.............................                     5,511                2,786

Stockholders' equity:
  Preferred stock, par value $.01 per share, 1,000 shares
     authorized and none issued and outstanding......                          -                    -

  Common stock, par value $.01 per share, 34,000 shares
     authorized, 10,163 and 10,201 shares issued and
     outstanding at December 31, 2001 and June 30, 2002,
     respectively.....................................                       102                  102
  Additional paid-in capital..........................                    33,734               33,737
  Retained deficit....................................                   (22,703)             (25,083)
                                                               ------------------     ----------------
Total stockholders' equity............................                    11,133                8,756
                                                               ------------------     ----------------

Total liabilities and stockholders' equity............                $   16,644            $  11,542
                                                               ==================     ================

                                                See accompanying notes.
CONCERO INC. Condensed Consolidated Statements of Operations (in thousands, except per share data) (Unaudited) Three Months Ended Six Months Ended June 30, June 30, ------------------------------- ------------------------------- 2001 2002 2001 2002 ------------- ------------- ------------- ------------- Revenue..................................... $ 6,671 $ 215 $ 15,156 $ 996 Operating expenses: Technical staff.......................... 4,064 97 11,000 731 Research and development................. - 1,171 - 1,925 Selling and administrative staff......... 1,442 492 4,129 1,088 Other expenses........................... 4,721 (879) 12,979 356 ------------- ------------- ------------- ------------- Total operating expenses.................... 10,227 881 28,108 4,100 ------------- ------------- ------------- ------------- Loss from operations........................ (3,556) (666) (12,952) (3,104) Interest income............................. 162 50 404 118 ------------- ------------- ------------- ------------- Loss before income taxes.................... (3,394) (616) (12,548) (2,986) Provision for (benefit from) income taxes... - - 2,281 (605) ------------- ------------- ------------- ------------- Net loss.................................... $ (3,394) $ (616) $(14,829) $(2,381) ============= ============= ============= ============= Basic and diluted loss per share............ $ (0.33) $ (0.06) $ (1.46) $ (0.23) ============= ============= ============= ============= Shares used in basic and diluted loss per share calculation........................ 10,188 10,229 10,188 10,227 ============= ============= ============= ============= See accompanying notes.
                                                 CONCERO INC.
                                    Condensed Consolidated Statements of Cash Flows
                                                    (in thousands)
                                                      (Unaudited)

                                                                                 Six Months
                                                                               Ended June 30,
                                                                     -----------------------------------
                                                                               2001                2002
                                                                     ---------------     ---------------
Operating activities
Net loss...................................................                $(14,829)          $  (2,381)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.........................                   1,020                 356
     Write-off of excess property and equipment reserve....                   2,541                 280
     Bad debt expense, net of recoveries...................                     (66)               (502)
     Changes in operating assets and liabilities:
        Accounts receivable................................                   5,470               1,308
        Unbilled revenue under customer contracts..........                     (28)                557
        Prepaid expenses and other current assets..........                     182                 144
        Trade payables.....................................                    (358)                 43
        Deferred taxes.....................................                   2,315                   -
        Accrued expenses and other current liabilities.....                   1,718              (2,777)
        Income taxes.......................................                       -                (593)
                                                                     ---------------     ---------------
Net cash used in operating activities......................                  (2,035)             (3,565)
                                                                     ---------------     ---------------

Investing activities
Sale (purchase) of short term investments, net.............                   4,568                 (12)
Acquisition of property and equipment......................                  (1,019)               (166)
                                                                     ---------------     ---------------
Net cash provided by investing activities..................                   3,549                (178)
                                                                     ---------------     ---------------

Financing activities
Proceeds from issuance of common stock, net of issuance cost.                    33                   3
                                                                     ---------------     ---------------
Net cash provided by financing activities..................                      33                   3
                                                                     ---------------     ---------------

Net increase (decrease) in cash............................                   1,547              (3,740)
Cash, beginning of period..................................                   1,611               4,141
                                                                     ---------------     ---------------

Cash, end of period........................................                $  3,158           $     401
                                                                     ===============     ===============

Non-cash activities:
Unrealized loss on investments.............................               $    (66)           $       -
Reversal of deferred tax asset.............................               $   2,281           $       -

                                                See accompanying notes.

CONCERO INC.
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

1.     Nature of Business

Concero Inc. ("Concero" or the "Company") is a provider of interactive television solutions. Concero provides systems integration consulting services that enable cable operators, content providers and application providers to deliver compelling entertainment-on-demand services and other video-on-demand enabled applications.

We recently announced that we have ceased operations and begun the process of liquidating and dissolving Concero, subject to required stockholder approval. We have retained a small number of employees to attend to the orderly disposition of our assets and liabilities. See note 7.

2.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Concero Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's annual report on Form 10-K. The accompanying financial statements reflect adjustments, all of which are of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation. The results for interim periods are not necessarily indicative of full year results.

We recently announced that we have ceased operations and begun the process of liquidating and dissolving Concero, subject to required stockholder approval. The accompanying condensed consolidated balance sheets and statements of operations and cash flows were prepared on the going concern basis of accounting that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Liquidation basis accounting will be adopted effective August 8, 2002, the date of the resolution by Concero's board of directors to cease operations. As a result of these developments, we do not believe any historical financial information, including historical financial information in this Form 10-Q provides a meaningful indication of our future financial condition and results of operations, and accordingly, should not be relied upon. See Note 7

In November 2001, the FASB issued staff announcement (Topic No. D-103), Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred, which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 ("EITF Issue No. 01-14"). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 had no effect on net loss as it increased both revenues and expenses. As a result of the adoption of EITF Issue No. 01-14, the Company has restated its condensed consolidated statement of operations for the quarter ended March 31, 2001 to reflect reimbursements received for out of pocket expenses as revenue and technical staff expenses.

3.     Comprehensive Loss
The components of comprehensive loss for the three and six months ended June 30, are as follows (in thousands):

                                                           Three months ended                Six months ended
                                                                June 30,                         June 30,
                                                             2001             2002            2001             2002
                                                      ------------     ------------    ------------     ------------

Net loss....................................             $ (3,394)       $    (616)       $(14,829)        $ (2,381)
Unrealized loss on short term investments...                    -                -             (66)               -
                                                      ------------     ------------    ------------     ------------
Comprehensive loss..........................             $  (3,394)      $    (616)       $(14,895)        $ (2,381)
                                                      ============     ============    ============     ============

CONCERO INC.
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2002
(Unaudited)

4.     Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data) for the three and six months ended June 30:

                                                            Three months ended                      Six months ended
                                                                 June 30,                               June 30,
                                                                2001              2002               2001               2002
                                                     ----------------    --------------     --------------    ---------------
Numerator:
  Net loss........................................          $ (3,394)         $   (616)         $ (14,829)          $ (2,381)
                                                     ================    ==============     ==============    ===============

Denominator:
  Shares used in basic loss per share calculation.            10,188            10,229             10,188             10,227

  Effect of dilutive securities:
    Employee stock options.......................                  -                 -                  -                  -
    Warrants.....................................                  -                 -                  -                  -
                                                     ----------------    --------------     --------------    ---------------
  Shares used in diluted earnings loss per
    share calculation............................             10,188            10,229             10,188             10,227
                                                     ================    ==============     ==============    ===============

Basic loss per share.............................           $  (0.33)         $  (0.06)         $   (1.46)          $  (0.23)
                                                     ================    ==============     ==============    ===============

Diluted loss per share...........................           $  (0.33)         $  (0.06)         $   (1.46)          $  (0.23)
                                                     ================    ==============     ==============    ===============

CONCERO INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.     Cost Reduction Measures

In 2001, the Company implemented cost reduction measures to more closely align its cost structure with near-term future revenue opportunities. These cost reduction measures continued in 2002 and included workforce reductions, the impairment of equipment, the establishment of reserves for excess leased office space. Pursuant to the recent lease restructuring with Concero's Austin, Texas landlord, results for the second quarter of 2002 include a reduction of the accrual for excess leased office space of $1.4 million. As a result of these cost reduction measures, the Company recorded a charge (offset) to other expense of approximately $2.4 million and $(1.4) million in the second quarter of 2001 and 2002, respectively, and $7.0 million and $(672,000) in the first six months of 2001 and 2002, respectively, as follows (in thousands):

                                                  Severance        Impairment of                Lease             Total
                                                                       Equipment          Commitments
                                              --------------    -----------------    -----------------    --------------
Accrual balance at December 31, 2000.....          $      -              $     -             $      -         $       -
   Charge to other expense...............             1,512                2,150                  954             4,616
   Payments and charges made.............              (584)              (2,150)                 (16)           (2,750)

                                              --------------    -----------------    -----------------    --------------
                                              --------------    -----------------    -----------------    --------------
Accrual balance at March 31, 2001........          $    928              $     -             $    938         $   1,866
                                              --------------    -----------------    -----------------    --------------
   Charge to other expense...............               811                  391                1,177             2,379
   Payments and charges made.............            (1,317)                (391)                (302)           (2,010)

                                              --------------    -----------------    -----------------    --------------
                                              --------------    -----------------    -----------------    --------------
Accrual balance at June 30, 2001.........          $    422              $     -             $  1,813         $   2,235
                                              --------------    -----------------    -----------------    --------------
                                              --------------    -----------------    -----------------    --------------

Accrual balance at December 31, 2001.....          $      -              $     -             $  4,025         $   4,025
Charge to other expense..................               170                  280                  230               680
   Payments and charges made.............              (104)                (280)                (845)           (1,229)

                                              --------------    -----------------    -----------------    --------------
                                              --------------    -----------------    -----------------    --------------
Accrual balance at March 31, 2002........          $     66              $     -             $  3,410         $   3,476
                                              --------------    -----------------    -----------------    --------------
   Charge to other expense...............                 7                    -               (1,359)           (1,352)
   Payments and charges made.............               (64)                   ()                (677)             (741)

                                              --------------    -----------------    -----------------    --------------
                                              --------------    -----------------    -----------------    --------------
Accrual balance at June 30, 2002.........          $      9              $     -            $   1,374         $   1,383
                                              --------------    -----------------    -----------------    --------------

In the second quarter of 2001 and 2002, the Company recorded severance costs related to the release of 67 and one technical, sales and administrative personnel, respectively. In the six months ended June 30, 2001 and 2002, the Company recorded severance costs related to the release of 197 and 14 personnel, respectively. To further conserve cash resources, Concero recently completed a significant reduction in force, in order to reduce its staff expenses by an anticipated $3.2 million annually.

Impairment of equipment relates to excess property and equipment, primarily leasehold improvements, equipment and furniture utilized by terminated personnel. Lease commitments relate to the excess office space of approximately 97,500 square feet, or 91% of the office space occupied by the Company at December 31, 2000. Accrued lease payments at June 30, 2002 are expected to be paid over the remaining recently re-negotiated lease terms, which extend to various dates through 2005. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, brokerage commissions and resulting sublease income, were based on market information and trend analysis as estimated by the Company. Actual results could differ from these estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments. With the exception of the impairment of excess equipment, all payments and charges made involved the disbursement of cash.

We recently announced that we have ceased operations and begun the process of liquidating and dissolving Concero, subject to required stockholder approval. The accompanying condensed consolidated balance sheets and statements of operations and cash flows were prepared on the going concern basis of accounting that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Liquidation basis accounting will be adopted effective August 8, 2002, the date of the resolution by Concero's board of directors to cease operations. See note 7.

CONCERO INC.
Notes to Condensed Consolidated Financial Statements (Continued)
June 30, 2002
(Unaudited)

6.     Income Taxes

The exercise of certain stock options which have been granted under the Company's stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. The information for the quarter ended March 31, 2001 includes a non-cash income tax charge of $2.3 million to establish a valuation allowance against the deferred tax asset for stock options, which was originally recorded as a reduction of shareholders' equity in that quarter due to uncertainties regarding the realization of the deferred tax assets. In March of 2002, a new U.S. federal income tax law was passed which allows for a temporarily lengthened loss carry-back period. This new law allows the Company to carry-back a portion of the tax loss incurred in 2001 to prior years, resulting in an income tax receivable of approximately $605,000, which was collected in July 2002.

7.     Subsequent Event

We recently announced that we have ceased operations and begun the process of liquidating and dissolving Concero, subject to required stockholder approval. We have retained a small number of employees to attend to the orderly disposition of our assets and liabilities.

The accompanying condensed consolidated balance sheets and statements of operations and cash flows were prepared on the going concern basis of accounting that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Liquidation basis accounting will be adopted effective August 8, 2002, the date of the resolution by Concero's board of directors to cease operations. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. In particular, the carried values of the Company's property and equipment, accrued expenses and total stockholders' equity are expected to be materially effected by the adoption of the liquidation basis of accounting. Additionally, the administrative costs of the liquidation and dissolution, and the length of the process are not known at this time and could materially effect the determination of liabilities and stockholders' equity in connection with the adoption of liquidation accounting.

As a result of these developments, we do not believe any historical financial information, including historical financial information in this Form 10-Q provides a meaningful indication of our future financial condition and results of operations, and accordingly, should not be relied upon.

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

Overview

We recently announced that we had determined to cease operations and liquidate the company. We have released all but a small number of employees who will help manage the liquidation. We will conduct an orderly disposition of our assets and liabilities in order to maximize stockholder value. As a result of these developments, we do not believe any historical financial information, including historical financial information in this Form 10-Q provides a meaningful indication of our future financial condition and results of operations, and accordingly, should not be relied upon.

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

Liquidation basis accounting will be adopted effective August 8, 2002, the date of the resolution by Concero's board of directors to cease operations. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated amounts. The valuation of assets and liabilities requires many estimates and assumptions, and there are substantial uncertainties in liquidating the Company. In particular, the carried values of the Company's property and equipment, accrued expenses and total stockholders' equity are expected to be materially effected by the adoption of the liquidation basis of accounting. Additionally, the administrative costs of the liquidation and dissolution, and the length of the process are not known at this time and could materially effect the determination of liabilities and stockholders' equity in connection with the adoption of liquidation accounting.

We believe the following represent our critical accounting policies:

Revenue Recognition

Revenue from service contracts is recognized when persuasive evidence of an arrangement exists, delivery of the services has occurred, the fee is fixed and determinable, and collection is probable. Revenue from time and materials contracts is recognized during the period for which the services are provided. Revenue from fixed price contracts is recognized using the percentage-of-completion method, measured by the percentage of units of labor incurred to the date of measurement relative to the estimated total units of labor at completion. The cumulative impact of revisions in estimates of the percentage to complete is reflected in the period in which the revisions are made. Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses are determined. Revenue earned in excess of billings is classified as unbilled revenue under customer contracts. Billings in excess of earned revenue are classified as deferred revenue. Revenue includes reimbursable expenses. Revenue from product license fees is generally recognized when persuasive evidence of an arrangement exists, delivery and deployment of the product has occurred, we have fulfilled significant obligations with regard to implementation, the fee is fixed and determinable and collectibility is probable. We have recorded no product license revenue in 2001 or 2002.

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

Business Restructuring

We vacated excess leased facilities as a result of the cost reduction measures taken during 2001. We maintain an accrual for the remaining lease liabilities of such properties as well as brokerage commissions, partially offset by estimated sublease income. We estimated the costs of these excess leased facilities, including estimated costs to sublease and resulting sublease income, based on market information and trend analysis. During the second quarter of 2002, we reduced the accrual for excess leased office space by $1.4 million as a result of a recent lease restructuring with our Austin, Texas landlord. Actual results could differ from these estimates. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Income Tax

We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Results of Operations

The following table sets forth the percentage of revenue of certain items included in our condensed statement of operations for the periods indicated:

                                                      Three Months                           Six Months
                                                     Ended June 30,                        Ended June 30,

                                                 2001              2002               2001               2002

Revenue................................          100%                100%             100%               100%
Operating expenses:
   Technical staff.....................           61                  45               73                 73
   Research and development............            -                 544                -                193
   Selling and administrative staff....           21                 229               27                109
   Other expenses......................           71                (408)              86                 37
                                                                                --------------    ---------------
                                            ---------------    --------------
Total operating expense................          153                410                 186              412
                                            ---------------    --------------     --------------    ---------------
Income (loss) from operations..........          (53)              (310)                (86)            (312)
Interest income........................            2                 24                3                 12
Provision for income taxes.............            -                  -               15                (61)
                                            ---------------    --------------     --------------    ---------------
Net income (loss)......................          (51)%               (286)%            (98)%            (239)%
                                            ===============    ==============     ==============    ===============

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

We recently announced that we had determined to cease operations and liquidate the company. We have released all but a small number of employees who will help manage the liquidation. We will conduct an orderly disposition of our assets and liabilities in order to maximize stockholder value.

The accompanying condensed consolidated balance sheets and statements of operations and cash flows were prepared on the going concern basis of accounting that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Liquidation basis accounting will be adopted effective August 8, 2002, the date of the resolution by Concero's board of directors to cease operations. As a result of these developments, we do not believe any historical financial information, including historical financial information in this Form 10-Q provides a meaningful indication of our future financial condition and results of operations, and accordingly, should not be relied upon.

Revenue

Our revenue consists primarily of fees for software services provided. Revenues decreased 97% to $215,000 in the quarter ended June 30, 2002 from $6.7 million in the quarter ended June 30, 2001. The decline was principally due to reduced demand for e-business services due to a weak economy and low capital spending on information technology. Additionally, in conjunction with our cost reduction measures and shift in strategy from e-business services to a provider of software and related integration services, we eliminated our regional offices and staff that historically provided material support of the sale and delivery of our e-business services. Comparing the second quarter of 2002 with the same period in 2001, our average hourly bill rate increased slightly to $146 from $141.

In the second quarter of 2002, three customers accounted for 57%, 16% and 10% of our revenue and, in total, accounted for essentially all of our current accounts receivable as of June 30, 2002. Three customers accounted for 25%, 12% and 11% of revenue in the second quarter of 2001. No other client accounted for more than 10% of revenue for either period.

Technical Staff

Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, as well as fees paid to sub-contractors for work performed in connection with a client engagement. Technical staff expenses decreased 98% to $97,000 in the quarter ended June 30, 2002 from $4.1 million in the quarter ended June 30, 2001. The decrease in technical staff expenses was primarily due to workforce reductions in conjunction with our cost reduction measures.

As a percentage of revenue, technical staff expenses decreased to 45% in the quarter ended June 30, 2002 from 61% in the same quarter last year. This decrease resulted primarily from increased utilization due, in part, to the development of Concero Marquee. Adjusted for hours associated with Concero Marquee, our utilization rate was 111% for the second quarter of 2002, up from 62% in the second quarter of 2001.

Research and Development

Research and development expenses consist of the costs associated with the development of our new product, Concero Marquee including, salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to the research and development team. Research and development was approximately $1.1 million for the second quarter of 2002. We did not incur research and development costs in the second quarter of 2001.

Selling and Administrative Staff

Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel as well as commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses decreased 66% to approximately $492,000 in the quarter ended June 30, 2002 from $1.4 million in the quarter ended June 30, 2001, primarily due to workforce reductions in conjunction with our cost reduction measures. As a percentage of revenues, selling and administrative staff expenses increased to 229% in the quarter ended June 30, 2002 from 22% in the quarter ended June 30, 2001, primarily as a result of lower revenues.

Other Expenses

Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses decreased to $(879,000) in the quarter ended June 30, 2002 from $4.7 million in the second quarter of last year. As a percentage of revenues, other expenses decreased to (408)% in the quarter ended June 30, 2002 from 71% for the quarter ended June 30, 2001. These fluctuations were primarily a result of cost reduction measures and lower revenue. Other expenses for the quarter ended June 30, 2002 include a $1.4 million reduction to the accrual for excess office space as a result of a recent restructuring with our Austin landlord, and a $210,000 reversal of our allowance for bad debts associated with the collection of previously reserved receivables. Included in other expenses for the second quarter of 2001 were severance costs of $811,000, accrual for excess office space of $1.2 million, accrual for impairment of excess capitalized equipment of $391,000 and an increase in our allowance for bad debt of $66,000.

Excluding the aforementioned individually significant items, other expenses were $696,000 in the quarter ended June 30, 2002, a decline from $2.3 million in the second quarter of last year.

Loss from Operations

We recorded a loss from operations of $666,000 for the quarter ended June 30, 2002, a decrease from a loss from operations of $3.6 million for the quarter ended June 30, 2001

.

Income Taxes

A tax benefit $605,000 was recorded in the first quarter of 2002 in connection with a carry-back made available by a new U.S. federal income tax law which allows for a temporarily lengthened loss carry-back period. An income tax provision of $2.3 million was recorded in the first quarter of 2001 in connection with a non-cash charge to establish a valuation allowance against deferred tax assets for stock options.

Net Loss

We recorded a net loss of $616,000 for the quarter ended June 30, 2002, a decrease from the net loss of $3.4 million for the quarter ended June 30, 2001. Excluding the effect of the aforementioned individually significant items affecting other expenses and income taxes, our net losses were $2.2 million and $949,000 for the second quarters of 2002 and 2001, respectively. Our significant declines in revenue in the second quarter of 2002 from the same quarter of 2001, and our investment in research and development of Concero Marquee in the second quarter of 2002 were primarily responsible for the increase in net loss.

Liquidity and Capital Resources

Our operating activities used cash of $824,000 and $2.6 million for the second quarter of 2001 and 2002, respectively. We purchased approximately $541,000 and $90,000 of computers, office and system equipment and software in the second quarter of 2001 and 2002, respectively. As of June 30, 2002, we had cash, cash equivalents and short-term investments totaling $9.4 million, down from $13.1 million at December 31, 2001.

As of June 30, 2002, we did not have any material commitments for capital expenditures. Our capital expenditures currently consist primarily of purchases to support our interactive television facilities.

We lease our office and facilities space through non-cancelable operating lease arrangements. At June 30, 2002, our future minimum rental commitments totaled approximately $6.7 million and minimum rentals to us by our subtenants totaled approximately $1.0 million. Subsequent to June 30, 2002, we completed a lease restructuring with our Austin, Texas landlord and reduced our future minimum rental commitments net of subtenant rents by approximately $2.3 million to $4 million. While future net commitments under these operating lease arrangements are generally not recorded as liabilities, much of the committed space is in excess of our current needs as a result of our cost reduction measures. Accordingly, we have established reserves totaling approximately $1.4 million at June 30, 2002, net of estimated sublease revenue and the effect of the aforementioned lease restructuring.

We recently announced that we have ceased operations and begun the process of liquidating and dissolving Concero. We believe that our current cash and marketable securities and investment balances will be sufficient to complete the dissolution and liquidation of the company. .

Factors That May Affect Future Results, Financial Condition and Market Price of Securities

We may not be able to complete the liquidation of Concero in a manner that provides maximum value to stockholders.

We have ceased operations and have begun the process of liquidating and dissolving the company. We have retained a small number of employees to attend to the orderly disposition of our assets and liabilities. In the course of liquidating the company, we may not be able to find buyers for our business assets or obtain the amount of consideration we seek for our assets. In addition, we may not be able to negotiate the orderly extinguishment of our obligations to creditors. These obligations include, building and facilities leases, business agreements with third parties and agreements with vendors. The total amount of capital, if any, returned to stockholders after the dissolution and liquidation of the company will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our liabilities and, to a lesser degree, expedite the liquidation process.

In addition, we will experience operating losses and negative cash flow as we complete the dissolution and liquidation of Concero. Operating losses will increase with the length of the dissolution and liquidation process and may cause a corresponding decrease in the amount of capital, if any, returned to stockholders.

Our common stock may not continue to be traded on the Over-the-Counter Bulletin Board (OTCBB); our stock price and liquidity of our common stock may be adversely impacted.

Our common stock was delisted from the Nasdaq SmallCap Market as of the end of business on August 6, 2002 and began trading on the OTCBB effective as of the opening of business on August 7, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. A community of market makers trade OTCBB securities by entering quotes and reporting trades. If market makers choose not to make a market for our common stock on the OTCBB, our common stock will not be quoted on the OTCBB and may, instead, be quoted in the pink sheets. Because the OTCBB and pink sheets are generally considered to be a less efficient markets, our stock price, the liquidity of our common stock and our general business reputation may be adversely impacted as a result.

Item 3.
Quantitative and Qualitative Disclosures about Market Risks

Information concerning market risk is contained on page 19 of our 2001 Annual Report on Form 10-K and is incorporated by reference to such annual report.

PART II - OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 21, 2002 in Austin, Texas, our stockholders voted on the following matters.

1.     The election of six directors to serve until the annual stockholders' meeting in 2003, or until their successors have been elected and qualified. The nominees of the Board of Directors were elected.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
           Edward C. Ateyeh, Jr...............           9,640,204                17,471                -
           W. Frank King, Ph.D................           9,641,259                16,416                -
           Kevin B. Kurtzman..................           9,641,724                15,951                -
           Michael J. Maples..................           9,640,358                17,371                -
           Wade E. Saadi......................           9,641,424                16,251                -
           Timothy D. Webb....................           9,568,675                89,000                -

2.     To ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

         The appointment of Ernst & Young LLP was ratified.

                                                                          AGAINST OR
                                                           FOR             WITHHELD            ABSTAIN
                                                       ------------    ------------------    -------------
          Ratification of Ernst & Young LLP
            as independent auditors...........           9,650,350                 3,050                -
Item 6. Exhibits and Reports on Form 8-K
(a)  Exhibits

      None.

(b)  Reports on Form 8-K

       None.

                                                      SIGNATURES

Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2002                                    CONCERO INC.

                                                          By:  /s/ TIMOTHY  D. WEBB
                                Timothy D. Webb
                                                              President and Chief Executive Officer

Date:  August 14, 2002                                    /s/    TIMOTHY D. WEBB
                                                    Timothy D. Webb
                                                           President, Chief Executive Officer and Director
                                                          (principal executive officer)

                                                          /s/    KEITH D. THATCHER
                            Keith D. Thatcher
                                                          Chief Financial Officer, Senior Vice President of Finance,
                                                          Treasurer and Secretary
                                                          (principal financial officer)