Form 10-Q
period 2002-09-30
CONCERO INC
filed 2002-11-14
CIK 1030487

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                        --------------------------------

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        --------------------------------

                        Commission file number 000-22327

                                  CONCERO INC.

           Incorporated Pursuant to the Laws of the State of Delaware

                        --------------------------------

         Internal Revenue Service-Employer Identification No. 74-2796054

       6300 Bridgepoint Parkway, Building 1, Suite 100, Austin Texas 78730

                                 (512) 343-6581

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,233,090 shares of the Company's Common Stock, $.01 par value, were outstanding as of October 31, 2002.

                                  CONCERO INC.

                                Table of Contents

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1. Financial Statements (Unaudited).......................................3

        Condensed Consolidated Statement of Net Assets in Liquidation
            (Liquidation Basis) -
            September 30, 2002.................................................3

        Condensed Consolidated Statement of Changes in Net Assets in
            Liquidation (Liquidation Basis) -
            Three Months Ended September 30, 2002..............................4

        Condensed Consolidated Balance Sheet (Going Concern) -
            December 31, 2001..................................................5

        Condensed Consolidated Statement of Operations (Going Concern) -
            Six Months Ended June 30, 2002.....................................6

        Condensed Consolidated Statement of Cash Flows (Going Concern) -
            Six Months Ended June 30, 2002.....................................7

        Notes to Condensed Consolidated Financial Statements...................8

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................12

Item 3. Quantitative and Qualitative Disclosures about Market Risks...........14

Item 4. Controls and Procedures...............................................14

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K......................................15

        Signatures............................................................16

        Certifications........................................................17

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

                                  CONCERO INC.
                Condensed Consolidated Statement of Net Assets in
                        Liquidation (Liquidation Basis)
                      (In thousands, except per share data)

                                                                   September 30,
                                                                       2002
                                                                   -------------
                                                                    (Unaudited)
Assets
   Cash ........................................................     $ 1,059
   Short-term investments ......................................       6,229
   Accounts receivable, net of allowance for
      doubtful accounts of $38 .................................           7
   Assets held for sale ........................................         500
Other assets ...................................................         254
                                                                     -------
Total assets ...................................................     $ 8,049
                                                                     -------
Liabilities
   Accounts payable ............................................         145
   Accrued expenses and other liabilities ......................       4,054
                                                                     -------
Net assets in liquidation ......................................     $ 3,850
                                                                     =======
Shares used ....................................................      10,381
                                                                     =======
Net assets in liquidation per share of common stock ............     $  0.37
                                                                     =======

                             See accompanying notes.

                                  CONCERO INC.
            Condensed Consolidated Statement of Changes in Net Assets
                       in Liquidation (Liquidation Basis)
                                 (in thousands)

                                                                  Three Months
                                                                      Ended
                                                                  September 30,
                                                                      2002
                                                                  --------------
                                                                   (Unaudited)

Net assets on a going concern basis as of June 30, 2002 ........     $ 8,756
                                                                     -------
Adjustments to reflect liquidation basis accounting:
   Write-down to net realizable value of software and
     property and equipment ....................................         584
   Accrual of remaining lease obligations ......................       1,819
   Estimated expenses to be incurred through
     liquidation ...............................................       2,503
                                                                     -------
Net adjustments to reflect liquidation basis accounting ........     $ 4,906
                                                                     -------
Net assets in liquidation as of June 30, 2002 ..................     $ 3,850
                                                                     =======
Changes in estimated liquidation values
   Other assets ................................................     $    --
   Accrued and other liabilities ...............................          --
                                                                     -------
Net changes in estimated liquidation values ....................     $    --
                                                                     =======
Net assets in liquidation as of September 30, 2002 .............     $ 3,850
                                                                     =======

                             See accompanying notes.

                                  CONCERO INC.
           Condensed Consolidated Balance Sheets (Going Concern Basis)
                      (in thousands, except per share data)

                                                                    December 31,
                                                                        2001
                                                                    ------------
Assets
Current assets:
   Cash ..........................................................   $    4,141
   Short-term investments ........................................        8,964
   Accounts receivable, net of allowance for
      doubtful accounts of $612 ..................................          823
   Unbilled revenue under customer contracts .....................          557
   Income tax receivable .........................................           11
   Prepaid expenses and other current assets .....................          594
                                                                     ----------
Total current assets .............................................       15,090
Property and equipment, net ......................................        1,554
                                                                     ----------
Total assets .....................................................   $   16,644
                                                                     ==========
Liabilities and stockholders' equity
Current liabilities:
   Trade payables ................................................   $       66
   Accrued expenses and other current liabilities ................        5,445
                                                                     ----------
Total current liabilities ........................................        5,511
Stockholders' equity:
  Preferred stock, par value $.01 per share,
     1,000 shares authorized and none issued and
     outstanding .................................................           --
  Common stock, par value $.01 per share, 34,000
     shares authorized, 10,163 shares issued and
     outstanding .................................................          102
  Additional paid-in capital .....................................       33,734
  Retained deficit ...............................................      (22,703)
                                                                     ----------
Total stockholders' equity .......................................       11,133
                                                                     ----------
Total liabilities and stockholders' equity .......................   $   16,644
                                                                     ==========

                             See accompanying notes.

                                  CONCERO INC.
      Condensed Consolidated Statements of Operations (Going Concern Basis)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                      Six Months
                                                                        Ended
                                                                       June 30,
                                                                         2002
                                                                      ----------
Revenue ........................................................       $   996
Operating expenses:
   Technical staff .............................................           731
   Research and development ....................................         1,925
   Selling and administrative staff ............................         1,088
   Other expenses ..............................................           356
                                                                       -------
Total operating expenses .......................................         4,100
                                                                       -------

Loss from operations ...........................................        (3,104)

Interest income ................................................           118
                                                                       -------

Loss before income taxes .......................................        (2,986)

Benefit from income taxes ......................................          (605)
                                                                       -------

Net loss .......................................................       $(2,381)
                                                                       =======

Basic and diluted loss per share ...............................       $ (0.23)
                                                                       =======

Shares used in basic and diluted loss
   per share calculation .......................................        10,227
                                                                       =======

                             See accompanying notes.

                                  CONCERO INC.
      Condensed Consolidated Statements of Cash Flows (Going Concern Basis)
                                 (in thousands)
                                   (Unaudited)

                                                                      Six Months
                                                                        Ended
                                                                       June 30,
                                                                      ----------
                                                                         2002
                                                                      ----------
Operating activities
Net loss .......................................................       $(2,381)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization .............................           356
     Write-off of excess property and equipment reserve ........           280
     Bad debt expense, net of recoveries .......................          (502)
     Changes in operating assets and liabilities:
        Accounts receivable ....................................         1,308
        Unbilled revenue under customer contracts ..............           557
        Prepaid expenses and other current assets ..............           144
        Trade payables .........................................            43
        Accrued expenses and other current liabilities .........        (2,777)
        Income taxes ...........................................          (593)
                                                                       -------
Net cash used in operating activities ..........................        (3,565)
                                                                       -------
Investing activities
Sale (purchase) of short term investments, net .................           (12)
Acquisition of property and equipment ..........................          (166)
                                                                       -------
Net cash provided by investing activities ......................          (178)
                                                                       -------
Financing activities
Proceeds from issuance of common stock, net of
issuance cost ..................................................             3
                                                                       -------
Net cash provided by financing activities ......................             3
                                                                       -------
Net increase (decrease) in cash ................................        (3,740)
Cash, beginning of period ......................................         4,141
                                                                       -------
Cash, end of period ............................................       $   401
                                                                       =======

                             See accompanying notes.

                                  CONCERO INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

1. Cessation of Operations and Orderly Wind Down

With the continued deterioration of economic conditions in the United States and the resultant negative impact on spending by cable operators and the availability of capital, the Company's Board of Directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. The Board of Directors concluded that the liquidation of the Company was in the best interests of stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. The Board of Directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders. However, as described in note 9, no distributions have been declared and no assurances can be given that available cash and amounts received on the sale of assets will be adequate to make cash distributions to stockholders following the provision for obligations, liabilities, expenses and other claims. The Company has ceased its operating activities and has commenced the orderly wind down of its affairs; including the release of its employees, selling assets and settling obligations including leases for office space. The Company has retained a small number of employees to conduct these activities.

2. Adoption of the Liquidation Basis of Accounting

As described in Note 1 above, on August 8, 2002 the Company's Board of Directors approved the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. The Company has ceased its operating activities and has commenced the orderly wind down of its affairs. As a result, the Company has adopted the liquidation basis of accounting for the presentation of its consolidated financial statements for periods subsequent to June 30, 2002. This basis of accounting is appropriate when, among other things, liquidation of a company appears imminent and the net realizable values of its assets are reasonably determinable. Under the liquidation basis of accounting, the Company has stated its assets at their net realizable values, contractual liabilities at contractual amounts, and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable. The liquidation basis of accounting requires many estimates and assumptions, and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Changes in the estimated net realizable value of assets, contractual liabilities and estimated costs through the liquidation date will be recorded in the period such changes are known. Differences between the estimated net realizable values and actual values based on cash transactions will be recognized in the period in which the cash transactions occur.

As a result of the adoption of the liquidation basis of accounting, during the quarter ended September 30, 2002, the Company recorded charges of $584,000 for the net write-off of software and property and equipment and $1.8 million for the accrual of the estimated contractual costs for its leased office space. These changes reflect the immediate impact of the liquidation of assets and recognition of contractual lease obligations rather than the realization through the ordinary course of operations. During the quarter ended September 30, 2002 and in connection with the cessation of the Company's operating activities and the release of its employees, the Company recorded payroll and severance charges of approximately $1.7 million; professional fees of $412,000; insurance premiums of $355,000 and miscellaneous income/expense items of $81,000.

The accompanying condensed consolidated financial statements are unaudited and, in the opinion of management, contain all adjustments that management considers necessary to present fairly the net assets available in liquidation at September 30, 2002, and the changes in net assets available in liquidation for the period from July 1, 2002 through September 30, 2002. The accompanying condensed consolidated balance sheet as of December 31, 2001 and statement of operations and cash flows for the six months ended June 30, 2002 are presented on a going concern basis reflecting the Company's actual operations prior to the adoption of the liquidation basis of accounting.

                                  CONCERO INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 and related notes which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Accordingly, significant accounting policies and other disclosures necessary for complete financial statements in conformity with generally accepted accounting principles have been omitted since such items are reflected in the Company's audited consolidated financial statements and related notes thereto.

3. Assets Held For Sale

Assets held for sale at September 30, 2002 of $500,000 consist primarily of the Company's Marquee software and related intangibles, digital television equipment, computers and furniture. During September and October 2002, the Company solicited indications of interest from prospective buyers of its Marquee software and related digital television equipment, and obtained estimates of net realizable value for its computer equipment and furniture from third party liquidators. The proposed purchase prices reflected in the Marquee indications of interest and purchase price estimates from third party liquidators were used in estimating the net realizable value of the assets held for sale. These estimates of the net realizable value of the assets held for sale may differ materially from the actual cash transactions associated with the sale of these assets.

4. Other Assets

Other assets at September 30, 2002 include an $188,000 certificate of deposit pledged to secure a letter of credit issued by a bank for the benefit of the Company's Austin facilities landlord, see Note 5 below; a $40,000 deposit on other leased office space; and $26,000 in prepaid insurance.

5. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2002 include provisions for known liabilities, including the lease obligations discussed more fully in
Note 6 below, provisions for certain asserted claims, and the estimated costs of the liquidation of the Company including costs of the cessation of operations and orderly wind down of the Company's affairs. These estimated costs include salaries and related expenses of officers and employees, legal and accounting fees, other professional fees, insurance and office expenses expected to be incurred during the period of liquidation and include the following (in thousands):

Lease costs ............................    $2,231
Professional fees ......................       495
Salaries ...............................       395
Insurance ..............................       329
Royalty fee and other ..................       604
                                            ------
                                            $4,054
                                            ======

                                  CONCERO INC.
        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 2002
                                   (Unaudited)

Management anticipates that the Company's Board of Directors will adopt a plan of complete liquidation, dissolution and distribution, subject to stockholder approval, that will provide for the filing of a certificate of dissolution with the Delaware Secretary of State. Upon the filing of the certificate of dissolution, the Company intends to close its Stock transfer books and discontinue recording transfers of its shares of common stock except by will, intestate succession or operation of law. In order to curtail expenses, the Company intends to petition the Securities and Exchange Commission for relief from its periodic reporting requirements under the Securities Exchange Act of 1934 following the filing of the certificate of dissolution. The estimated closing costs used herein assume that the Company will be granted relief from such periodic reporting requirements, but they include costs associated with the filing of current reports on Form 8-K to disclose material events relating to our liquidation and dissolution.

6. Lease Obligations

The Company is obligated under lease commitments for approximately 54,800 square feet of office space in Austin, Texas, of which 39,000 expires on January 1, 2003 with the remaining 15,800 expiring July 31, 2007. The Company has engaged a third party real estate broker to market the space expiring July 31, 2007. The Company estimates that the unpaid contractual obligations pursuant to its Austin lease commitments are approximately $2 million, which is reflected in accrued expenses and other liabilities on the balance sheet at September 31, 2002. If the Company successfully markets this leased office space, the actual cash costs could differ materially from the estimated contractual obligation.

Additionally, the Company is obligated under lease commitments and has sublet approximately 4,500 square feet of office space in San Francisco through December 13, 2004. The estimated contractual obligation, net of estimated sublease proceeds, of $206,000 is reflected in accrued expenses and other liabilities on the balance sheet at September 31, 2002.

7. Income Taxes

A tax benefit $605,000 was recorded during the six months ended June 30, 2002 and collected in July 2002 in connection with a carry-back made available by a new U.S. federal income tax law which allows for a temporarily lengthened loss carry-back period. No other tax benefit was recorded in connection with the Company's net loss for the six months ended June 30, 2002 as a result of limitations on the Company's ability to utilize net operating loss carry-forwards.

8.      Shares Used in Computation of Net Assets in Liquidation

The following table sets forth calculation of shares used in the computation of net assets available in liquidation per share at September 30, 2002 (in thousands):

Weighted average shares of common stock .............    10,233

Effect of dilutive securities:
  Employee stock options ............................         6
  Warrants ..........................................       142
                                                       --------
Shares used in computations .........................    10,381
                                                       ========

For the purpose of computing net assets available in liquidation per share at September 30, 2002, the effect of employee stock options and warrants were determined using the treasury share method based upon the net assets in liquidation for those exercisable options and warrants that would be dilutive to common stockholders.

                                  CONCERO INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

9. Stockholder Distributions

Uncertainties as to the precise net realizable value of the Company's assets, the ultimate cash settlement amount of liabilities and actual expenses of the liquidation and dissolution of the corporation make it impracticable to predict the aggregate cash amount ultimately distributable to stockholders. Management and the Company's Board of Directors anticipate that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims (including contingent liabilities) and to make cash distributions to the Company's stockholders. The Board of Directors has not declared a distribution to stockholders, and no assurances can be made that available cash and amounts received on the sale of assets will be adequate to make cash distributions to the Company's stockholders following our provision for the Company's obligations, liabilities, expenses and other claims.

                                  Concero Inc.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the historical information contained herein, the discussion in this Form 10-Q contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-Q. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section below entitled "Factors That May Affect Future Results, Financial Condition and Market Price of Securities" as well as those cautionary statements and other factors set forth elsewhere herein.

Cessation of Operations

As previously discussed, Concero has ceased operations and is in the process of an orderly wind down of its affairs. With continued deterioration of economic conditions in the United States and resultant negative impact on spending by cable operators and the availability of capital, our Board of Directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. Our Board of Directors concluded that the liquidation of Concero was in the best interests of its stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Concero's operations and the liquidation of the corporation, subject to required stockholder approval. Management will seek stockholder approval of a plan of complete liquidation, dissolution and distribution upon the adoption of such a plan by Concero's Board of Directors.

Concero has adopted the liquidation basis of accounting for the presentation of its consolidated financial statements for periods subsequent to June 30, 2002. Under the liquidation basis of accounting, assets are stated at their net realizable values, contractual liabilities are stated at contractual amounts, and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable. The liquidation basis of accounting requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. Changes in the estimated net realizable value of assets, contractual liabilities and estimated costs through the liquidation date will be recorded in the period such changes are known. Differences between the estimated net realizable values and actual values based on cash transactions will be recognized in the period in which the cash transactions occur. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded.

Orderly Wind Down

Concero has commenced the orderly wind down of its affairs; including the release of its employees, selling assets and settling its obligations including its leases for office space. We have retained a small number of employees to conduct these activities.

During September and October 2002, we solicited indications of interest from prospective buyers of our Marquee software and related digital television equipment. We intend to pursue those indications of interest which suggest the greatest potential value, and expect to sell our Marquee software and much of our digital television equipment as a result of these solicitations. We have consigned computer and office equipment to an Internet auction company for auction and will engage a furniture liquidator to dispose of our furniture.

We have engaged a real estate broker to market approximately 15,800 square feet of office space in Austin that we believe could yield reduction from our contractual obligation if successfully marketed.

The valuation of assets at their estimated net realizable values, contractual liabilities at contractual amounts and costs through the liquidation date necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are dependent on a variety of factors, including, without limitation, the actual proceeds realizable from the sale of our assets, the ultimate settlement amounts of the our liabilities and obligations, and the actual costs incurred in the orderly wind down of our affairs including administrative costs incurred during the liquidation period. Consequently, the actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, it is not presently determinable that available cash and amounts received on the sale of assets will be adequate to make cash distributions to our stockholders following our provision for obligations, liabilities, expenses and other claims.

Liquidity and Capital Resources

As of September 30, 2002, we had cash, cash equivalents and short-term investments totaling $7.3 million, down from $13.1 million at December 31, 2001.

As of September 30, 2002, we did not have any material commitments for capital expenditures.

We are obligated for office space through non-cancelable operating lease arrangements. At September 30, 2002, our future minimum rental commitments net of subtenant rents totaled approximately $2.2 million. We have engaged a real estate broker to market office space that we believe could yield a reduction of our contractual obligations. If we are successful in marketing this leased office space, the actual cash costs could differ materially from the estimated contractual obligation.

The Board of Directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders, but no distributions have been declared and no assurances can be made that available cash and amounts received on the sale of assets will be adequate to make cash distributions to our stockholders following our provision for obligations, liabilities, expenses and other claims.

Factors That May Affect Future Results, Financial Condition and Market Price of Securities

Stockholders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy the company's liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities each stockholder could be held liable for the payment to creditors of such stockholder's pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders.

We may not be able to complete the liquidation of Concero in a manner that provides maximum value to stockholders.

We have ceased operations and have begun the process of liquidating and dissolving our company. We have retained a small number of employees to attend to the orderly disposition of our assets and liabilities. In the course of liquidating the company, we may not be able to find buyers for our business assets or obtain the amount of consideration we seek for our assets. In addition, we may not be able to negotiate the orderly extinguishment of our obligations to creditors. These obligations include, building and facilities leases, business agreements with third parties and agreements with vendors. The total amount of capital, if any, returned to stockholders after the dissolution and liquidation of the Company will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our liabilities and, to a lesser degree, expedite the liquidation process.

In addition, we will experience negative cash flow as we complete the dissolution and liquidation of Concero. This negative cash flow will increase with the length of the dissolution and liquidation process and may cause a corresponding decrease in the amount of capital, if any, returned to stockholders.

Our common stock may not continue to be traded on the Over-the-Counter Bulletin Board (OTCBB); our stock price and liquidity of our common stock may be adversely impacted.

Our common stock was delisted from the Nasdaq Small Cap Market as of the end of business on August 6, 2002 and began trading on the OTCBB effective as of the opening of business on August 7, 2002. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. A community of market makers trade OTCBB securities by entering quotes and reporting trades. If market makers choose not to make a market for our common stock on the OTCBB, our common stock will not be quoted on the OTCBB and may, instead, be quoted in the pink sheets. Because the OTCBB and pink sheets are generally considered to be less efficient markets, our stock price, and the liquidity of our common stock may be adversely impacted as a result.

We expect that our Board of Directors will adopt a plan of liquidation, dissolution and distribution, subject to stockholder approval, that will provide closing of Concero's transfer books and that trading of the Company's common stock will cease on and after such closing of the transfer books. The proportionate interests of all of our stockholders shall be fixed on the basis of their respective stock holdings at the close of business on the final record date, and, after the final record date, any distributions made by us shall be made solely to the stockholders of record at the close of business on the final record date, except as may be necessary to reflect subsequent transfers recorded on our books as a result of any assignment by will, intestate succession or operation of law.

We may continue to incur the expense of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail such expenses, after filing our certificate of dissolution we intend to seek relief from the Securities and Exchange Commission from a substantial portion of the periodic reporting requirements under the Act. In the event such relief is granted, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the Securities and Exchange Commission may require.

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

Information concerning market risk is contained on page 19 of our 2001 Annual Report on Form 10-K and is incorporated by reference to such annual report.

Item 4.

CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this quarterly report on Form 10-Q, the Company, under supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported in a timely manner.

The Company has ceased operations and has begun the process of liquidating and dissolving. The Company has retained a small number of employees to attend to the orderly disposition of our assets and liabilities. The internal control structure has been modified to adapt to the changes.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            None.

      (b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended September 30, 2002:

            On July 31, 2002, the Company issued a press release announcing the anticipated delisting of Concero's common stock from the Nasdaq National Market, effective as of August 1, 2002, the temporary listing of its common stock on the Nasdaq SmallCap Market and the anticipated listing of its common stock on the Over-the-Counter Bulletin Board effective as of August 7, 2002. These events along with a copy of the press release were filed on Form 8-K on August 6, 2002.

            On August 14, 2002, the Company issued a press release announcing that the board of directors had determined to cease Concero's operations and liquidate the corporation, subject to shareholder approval. Concero had released all but a small number of employees. Timothy Webb continued as Chief Executive Officer until September 6, 2002 at which time Kevin B. Kurtzman, a Concero director, became his successor. These events along with a copy of the press release were filed on Form 8-K on August 20, 2002.

            The Company reported that the Chief Executive Officer and Chief Financial Officer furnished to the Securities and Exchange Commission certificates pursuant to 18 U.S.C. ss. 1350 on Form 8-K (Item 9) on August 20, 2002; the certificates were attached as exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 14, 2002               CONCERO INC.

                                       By: /s/ KEVIN B. KURTZMAN
                                           --------------------------------
                                           Kevin B. Kurtzman
                                           Chief Executive Officer

Date:  November 14, 2002               /s/ KEVIN B. KURTZMAN
                                       ------------------------------------
                                       Kevin B. Kurtzman
                                       Chief Executive Officer and Director
                                       (principal executive officer)

                                       /s/ KEITH D. THATCHER
                                       ------------------------------------
                                       Keith D. Thatcher
                                       Chief Financial Officer,
                                       Senior Vice President of Finance,
                                       Treasurer and Secretary
                                       (principal financial officer)

                                  CERTIFICATION

I, Kevin B. Kurtzman, Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Concero Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KEVIN B. KURTZMAN
---------------------

Kevin B. Kurtzman
Chief Executive Officer

                                  CERTIFICATION

I, Keith D. Thatcher, Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Concero Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ KEITH D. THATCHER
---------------------

Keith D. Thatcher
Chief Financial Officer