Form 10-K
period 2002-12-31
CONCERO INC
filed 2003-08-06
CIK 1030487

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

            |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-22327

                                  CONCERO INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                  74-2796054
         (State or other jurisdiction                     (I.R.S. employer
       of incorporation or organization)                 identification no.)

                40 Fulton Street
              New York, New York
        (Address of principal executive                         10038
                   offices)                                  (Zip code)

       Registrant's telephone number, including area code: (212) 513-7777

                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 par value

                                   ----------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an "accelerated filer" (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002 was $3.8 million.

      The number of shares of common stock outstanding of the registrant on July 31, 2003 was 10,237,890.

                                  CONCERO INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  Business .........................................................   2
Item 2.  Properties .......................................................   5
Item 3.  Legal Proceedings ................................................   5
Item 4.  Submission of Matters to a Vote of Security Holders ..............   5

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters ..........................................   6
Item 6.  Selected Financial Data ..........................................   6
Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................   9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......  18
Item 8.  Financial Statements and Supplementary Data ......................  18
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................  18

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............  19
Item 11. Executive Compensation ...........................................  20
Item 12. Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ..............................  26
Item 13. Certain Relationships and Related Transactions ...................  28
Item 14. Controls and Procedures ..........................................  29

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K ...  29

Signatures ................................................................  N/A

                                     PART I

Item 1. Business.

      This Form 10-K contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements regarding the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section in Part II, Item 7 below entitled "Factors That May Affect Future Results, Financial Condition and Market Price of Securities" as well as those cautionary statements and other factors set forth elsewhere herein.

Overview

      Concero ceased its operating activities in the third quarter of 2002 and thereafter commenced the orderly wind down of its affairs, including the release of its employees, the selling of assets and the settling of its leases of office space and other obligations. Our board of directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders. However, no distributions have been declared to date and no assurances can be given that available cash and amounts received on the sale of assets will be adequate to make cash distributions to stockholders following the provision for obligations, liabilities, expenses and other claims.

Company Background

      For more than a decade, we provided software development services to customers that were innovators, early technology adopters and market leaders. Prior to the incorporation of Concero in 1996, we conducted our business and operations as the software division of Pencom Systems Incorporated. Pencom determined that its software division would be better able to meet the mission-critical needs of its clients by defining its own priorities as an independent entity and, in October 1996, Pencom contributed the assets and associated liabilities of its software division to the Company. We completed the initial public offering of our common stock in June 1997.

      In 1999, we undertook a change in our business focus from software development services to strategic consulting for the definition, design, development and deployment of e-business services. Our management team executed a strategy of providing high value-added e-business services emphasizing relationships with leading technology providers aligned with our e-business focus, including Vignette Corporation, Scientific-Atlanta and Mercury Interactive.

      As a result of this change in strategy and a robust U.S. economy, we experienced significant revenue growth during the period from the beginning of 1999 through the second quarter of 2000. Our revenue increased 25% to $57.3 million in 2000 from $45.8 million in 1999; however, beginning in the third quarter of 2000, the market for e-business services began to deteriorate and our revenue declined precipitously. In the second half of 2000, we experienced a 17% decrease in revenue as compared to the first half of 2000. Although we reported net income of $1.7 million for the first half of 2000, we experienced a net loss of $5.6 million for the second half of 2000, resulting in a net loss of $3.9 million for the year. We believe that our revenue decrease was primarily attributable to reduced and deferred spending by Internet-related technology businesses resulting from a deteriorating business climate for technology companies, particularly those focused on e-business.

      Beginning in late 2000, our board of directors began an extensive analysis of our business affairs and rapidly declining revenue, as well as our overall financial condition. As a result of this analysis, we initiated cost reduction measures in late 2000, including the closure of our Seattle office and a workforce reduction and hiring freeze, which reduced our total headcount from 508 at the end of the third quarter of 2000 to 457 at the end of 2000. Additionally, we narrowed our service offerings around strategy, enterprise portals, content chains and interactive television.

      In 2001, our performance continued to be considerably and negatively affected by a weakening U.S. economy and substantial decreases in capital spending by our customers and potential customers. For the year 2001, our revenue declined by 65% to $20.2 million from $57.3 million in 2000, resulting in a net loss of $21.7 million. We continued to provide strategic consulting skills with deep technology and integration expertise to our remaining customers; however, we further narrowed our focus around interactive television. During 2001, we also began development of our Marquee software suite to enable on-demand interactive television applications and services, which we believed would leverage our technical expertise and marketing alliances around interactive television. As a result of continued analysis and extensive discussion of our business affairs and financial condition by our board of directors, we implemented additional cost reduction measures in 2001 to further reduce our cost structure. These additional cost reduction measures included the closure of our Boston, Chicago, Los Angeles, New York and San Francisco offices, efforts to mitigate the expense of lease commitments associated with our unused Austin office space, and dramatic reductions our headcount to 76 by the end of 2001.

      During the first half of 2002, we devoted our efforts to the launch of the Marquee software suite, including product development, marketing and sales. These marketing and selling activities included extensive participation in trade shows and the solicitation of potential customers. Marquee was first demonstrated at the National Cable & Telecommunications Association's "Cable 2002" trade show in May 2002. This was followed by an expanded demonstration at the Cable Television Administration and Marketing convention in July 2002. Our sales team conducted following up meetings and technology review sessions with many of the major North American cable operators. The focus of these discussions was to initiate customer trials of Marquee during the second half of 2002. Despite our efforts to develop and promote the Marquee software suite, we continued to experience significant losses. For the six months ended June 30, 2002, we reported total revenue of $996,000 and a net loss of $2.4 million.

      Our common stock was involuntarily delisted from the Nasdaq National Market effective in early August 2002 as a result of our failure to meet the minimum required bid price and market value of public float. Our common stock then traded on the over-the-counter bulletin board through approximately May 29, 2003 and subsequently has traded in the over-the-counter pink sheets.

Plan of Dissolution

      Since August 2002, we have been engaged in the process of (i) liquidating our Marquee and other assets (such as furniture and equipment), (ii) performing significant diligence to determine our known and contingent liabilities and
(iii) settling our obligations. On November 15, 2002, our board of directors adopted the Plan of Dissolution. Pursuant to the Plan of Dissolution, we intend to convert all of our remaining assets to cash and to implement the Plan of Dissolution, whereby we would satisfy or settle all of our remaining liabilities, establish appropriate reserves for any remaining contingencies, pay the premiums on additional insurance to cover certain contingencies, and distribute our remaining cash, if any, to our stockholders.

      In December 2002, we mailed proxy materials to stockholders relating to a special meeting scheduled for December 30, 2002 for the purposes of ratifying and approving the Plan of Dissolution. However, subsequent to the mailing of the proxy statement but prior to the planned date of the special stockholders' meeting, a party unaffiliated with our company or any of our management contacted our board of directors regarding a proposed acquisition of a controlling interest in Concero. Discussions with this third party were at an early stage at the time of the December 30, 2002 stockholder meeting date. To provide our board of directors with additional time to evaluate the proposed alternative transaction, the scheduled December 30, 2002 meeting was convened but then immediately adjourned until January 7, 2003. Discussions with the third party continued throughout January, which caused us to further adjourn the special stockholders meeting (without any action on the Plan of Dissolution) following January 29, 2003 until an unspecified future date. Discussions with this third party ended in late April 2003 and our board of directors determined to continue proceeding with the Plan of Dissolution. In the third or fourth quarter of 2003, we expect to mail revised proxy materials and reconvene the adjourned special meeting for the purpose of submitting the Plan of Dissolution for a vote of the stockholders.

      In January 2003, we completed the sale of our Marquee software suite and related assets to Motorola, Inc. in consideration of the extinguishment of approximately $333,000 in liabilities owed by us to Motorola.

Where You Can Find Other Information

      We file annual, quarterly, current and other reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934. You may read and copy any materials we file with the SEC at its Public

Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and other information statements, and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov.

      As a result of the pending dissolution and liquidation, we no longer maintain an internet site. Accordingly, none of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, amendments to those reports or any other filing with the SEC is available via an internet site maintained by Concero.

      If the Plan of Dissolution is authorized and approved by our stockholders, and in order to curtail expenses, we will seek relief from the SEC from the applicable reporting requirements of the Securities Exchange Act of 1934. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require.

Employees

      Substantially all employees were terminated in the third and fourth fiscal quarters of 2002. Since December 31, 2002, we have employed only one person, who is employed to conduct the orderly wind down of our operations and liquidation of our assets.

Item 2. Properties.

      We lease approximately 11,000 square feet in Austin, Texas, of which all but approximately 2,600 square feet has been subleased to unaffiliated parties. We remain contingently liable for lease obligations in the event of default by any sublessees. We may engage a real estate broker in the future to market the remainder of our leased properties for sublease.

      The executive operations of Concero during the dissolution process are being conducted from the offices of Pencom Systems Incorporated at 40 Fulton Street, New York, New York 10038.

Item 3. Legal Proceedings.

      We are not currently a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      We solicited proxies for a special meeting of our stockholders scheduled for December 30, 2002 at which stockholders were to act upon the proposed Plan of Dissolution. The meeting was adjourned indefinitely to permit our board of directors to consider a potential transaction alternative to the dissolution. To date, no stockholder action has been taken with respect to the Plan of Dissolution. In the third or fourth quarter of 2003, we expect to mail revised proxy materials and reconvene the adjourned special meeting for the purpose of submitting the Plan of Dissolution for a vote of the stockholders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      Our common stock has traded publicly in the over-the-counter pink sheets under the symbol "CERO.PK" since approximately May 30, 2003. Our common stock previously traded publicly on the Nasdaq Stock Market under the symbol "PSWT" commencing with our initial public offering in June 1997 and under the symbol "CERO" beginning in late April 2000 until approximately August 6, 2002. Thereafter, our common stock traded on the over-the-counter bulletin board under the symbol "CERO.OB" until approximately May 29, 2003. The following table sets forth, for the periods indicated, the high and low sales prices or high and low bid quotations for our common stock as reported by the applicable reporting medium:

       2003                     High           Low
       ----                     ----           ---

       Second Quarter           $0.45         $0.20
       First Quarter            $0.42         $0.30

       2002                     High           Low
       ----                     ----           ---

       Fourth Quarter           $0.37         $0.31
       Third Quarter             0.65          0.17
       Second Quarter            0.40          0.26
       First Quarter             0.51          0.34

       2001                      High          Low
       ----                      ----          ---

       Fourth Quarter           $0.60         $0.35
       Third Quarter             1.00          0.47
       Second Quarter            1.59          0.90
       First Quarter             3.56          1.63

      The last reported sales price of our common stock in the over-the-counter pink sheets was $0.33 per share on July 29, 2003. As of July 31, 2003, there were approximately 94 stockholders of record (not including beneficial holders of stock held in street name) of our common stock.

      We have never paid cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. Following stockholder approval of the Plan of Dissolution, we intend to make liquidating distributions to holders of our common stock from time to time out of our then-available cash.

Item 6. Selected Financial Data.

Going Concern Basis

      The statements of operations data presented below for the years ended December 31, 2000 and 2001 and the six months ended June 30, 2002 and the balance sheet data as of December 31, 2001 and June 30, 2002 are derived from our audited financial statements that appear herein. The statements of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited financial statements that do not appear herein. The information presented below reflects the financial condition and results of our operations on a going concern basis through June 30, 2002 and it is not necessarily indicative of future results. The following should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto appearing in Part IV, Item 15 of this Form 10-K.

                                                                             Year Ended December 31,                    Six Months
                                                             ------------------------------------------------------       Ended
                                                               1998            1999          2000            2001     June 30, 2002
                                                             --------        -------       --------        --------   -------------
In thousands, except per share data
Statements of Operations Data:
Revenue ..............................................       $ 39,101        $45,823       $ 57,290        $ 20,223     $    996
Operating expenses:
    Technical staff ..................................         23,440         25,377         33,833          14,670          731
    Selling and administrative staff .................         10,121          9,034         10,872           5,424        1,088
    Other expenses ...................................          8,933          9,520         18,178          20,094        2,281
    Special compensation expense .....................             75             --             --              --           --
                                                             --------        -------       --------        --------     --------
       Total operating expenses ......................         42,569         43,931         62,883          40,188        4,100
                                                             --------        -------       --------        --------     --------
Income (loss) from operations ........................         (3,468)         1,892         (5,593)        (19,965)      (3,104)
Interest income (expenses), net ......................            946          1,018            943             596          118
                                                             --------        -------       --------        --------     --------
Income (loss) before provision (benefit) for income
    taxes ............................................         (2,522)         2,910         (4,650)        (19,369)      (2,986)
                                                             --------        -------       --------        --------     --------

Provision (benefit) for income taxes .................         (1,060)         1,130           (725)          2,281          605
                                                             --------        -------       --------        --------     --------
Net income (loss) ....................................       $ (1,462)       $ 1,780       $ (3,925)       $(21,650)    $ (2,381)
                                                             ========        =======       ========        ========     ========
Diluted earnings (loss) per share ....................       $  (0.16)       $  0.17       $  (0.39)       $  (2.13)    $  (0.23)
                                                             ========        =======       ========        ========     ========
Shares used in diluted earnings (loss) per
    share calculation ................................          9,113         10,501          9,971          10,188       10,227
                                                             ========        =======       ========        ========     ========

                                                                                   December 31,
                                                             ------------------------------------------------------  -------------
                                                               1998           1999           2000            2001    June 30, 2002
                                                             --------        -------       --------        --------  -------------
Working capital ......................................       $ 27,379        $29,260       $ 24,161        $  9,579     $  7,672
Total assets .........................................         33,351         37,816         35,806          16,644       11,542
Total stockholders' equity ...........................         31,068         33,422         32,760          11,133        8,756

Liquidation Basis

      On August 8, 2002, our board of directors approved the cessation of our operations and the liquidation of our company, subject to required stockholder approval. We have ceased operating activities and have commenced the orderly wind down of our affairs. As a result, we adopted the liquidation basis of accounting for the presentation of our consolidated financial statements for periods subsequent to June 30, 2002. We do not present Concero's operations for the period from July 1, 2002 to August 7, 2002 (prior to the board of directors' conclusion to liquidate Concero) separately using the going concern basis of accounting because revenues in that period were minimal, we had already begun terminating employees, expenses were related primarily to fixed facility costs, and there were no service contracts in effect. The liquidation basis of accounting is appropriate when, among other things, liquidation of a company appears imminent and the net realizable values of its assets are reasonably determinable. Under the liquidation basis of accounting, we have stated our assets at their net realizable values, contractual liabilities at contractual amounts, and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable. The liquidation basis of accounting requires many estimates and assumptions, and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded.

      The statements of net assets in liquidation and changes in net assets in liquidation presented below have been derived from our audited financial statements that appear herein and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto appearing in Part IV, Item 15 of this Form 10-K.

          Condensed Consolidated Statement of Net Assets in Liquidation
                              (Liquidation Basis)
                              At December 31, 2002
                      (In thousands, except per share data)

         Assets
             Cash ..........................................    $ 4,670
             Short-term investments ........................      1,991
             Assets held for sale ..........................        348
             Other assets ..................................        193
                                                                -------
          Total assets .....................................    $ 7,202
                                                                -------

         Liabilities
             Accounts payable ..............................         24
             Accrued expenses and other liabilities ........      2,770
                                                                -------
         Net assets in liquidation .........................    $ 4,408
                                                                =======

         Shares used .......................................     10,377
                                                                =======

         Net assets in liquidation per share of common stock    $  0.42
                                                                =======

    Condensed Consolidated Statement of Changes in Net Assets in Liquidation
                               (Liquidation Basis)

                                 (in thousands)

      Net assets on a going concern basis as of June 30, 2002 ............          $8,756
                                                                                    ------
      Adjustments to reflect liquidation basis accounting:
           Write-down to net realizable value of software and property
                and equipment ............................................             584
           Accrual of remaining lease obligations ........................           1,819
           Estimated expenses to be incurred through liquidation .........           2,503
                                                                                    ------
                Net adjustments to reflect liquidation basis accounting ..          $4,906
                                                                                    ------

      Net assets in liquidation as of June 30, 2002 ......................          $3,850
                                                                                    ======

      Changes in estimated liquidation values:
            Assets held for sale .........................................          $   64
            Accrued expenses and other liabilities .......................             494
                                                                                    ------
      Net change in estimated liquidation value ..........................          $  558
                                                                                    ======
      Net assets in liquidation as of December 31, 2002 ..................          $4,408
                                                                                    ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion and analysis contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties, such as statements for the plans, objectives, expectations and intentions of Concero. Such forward looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "could," "would," "anticipate," "may," or other words that convey uncertainty of future events or outcomes. These forward-looking statements and other statements made elsewhere in this report are made in reliance on the Private Securities Litigation Reform Act of 1995. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Form 10-K. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the section below entitled "Factors That May Affect Future Results, Financial Condition and Market Price of Securities" as well as those cautionary statements and other factors set forth elsewhere herein.

      The following discussion and analysis should be read in conjunction with our financial statements and notes thereto appearing in Part IV, Item 15 of this Form 10-K.

Cessation of Operations

      As previously discussed, Concero has ceased operations and is in the process of an orderly wind down of its affairs. With continued deterioration of economic conditions in the United States and resultant negative impact on spending by cable operators and the availability of capital, our board of directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. Our board of directors concluded that the liquidation of Concero was in the best interests of its stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Concero's operations and the liquidation of the corporation, subject to required stockholder approval. On November 15, 2002, our board of directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to a Plan of Complete Liquidation, Dissolution and Distribution.

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

Orderly Wind Down

      We have commenced the orderly wind down of our affairs, including the release of our employees, the selling of assets and the settling of our obligations, including our leases of office space. Since December 31, 2002, we have had only one employee, who has been retained to conduct these activities.

      In January 2003, we completed the sale of our Marquee software suite and related assets to Motorola, Inc. in consideration of the extinguishment of approximately $333,000 in liabilities owed by us to Motorola. Through June 30, 2003, we have sold substantially all of our non-cash assets. We have sold an immaterial amount of our assets to certain of our affiliates; however, the aggregate value of these assets is less than $2,000. The terms of each of these sales to affiliates have been substantially similar to the terms of our sales of similar assets to independent third parties. We do not intend to sell any of our other assets to any of our affiliates or related parties of our affiliates in connection with our liquidation.

      We lease approximately 11,000 square feet in Austin, Texas, of which all but approximately 2,600 square feet has been subleased to unaffiliated parties. We remain contingently liable for lease obligations in the event of default by any sublessees. We may engage a real estate broker in the future to market the remainder of our leased properties for sublease.

      The valuation of assets at their estimated net realizable values, contractual liabilities at contractual amounts and costs through the liquidation date necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are dependent on a variety of factors, including, without limitation, the actual proceeds realizable from the sale of our assets, the ultimate settlement amounts of the our liabilities and obligations, and the actual costs incurred in the orderly wind down of our affairs, including administrative costs incurred during the liquidation period. Consequently, the actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded. Therefore, it is not presently determinable that available cash and amounts received on the sale of assets will be adequate to make cash distributions to our stockholders following our provision for obligations, liabilities, expenses and other claims.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which, for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 through June 30, 2002, have been prepared on a going concern basis in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, restructuring and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      Concero adopted the liquidation basis of accounting for all periods subsequent to June 30, 2002. Under the liquidation basis of accounting, we have stated our assets at their net realizable values, contractual liabilities at contractual amounts, and estimated costs through the liquidation date to the extent they are reasonably determinable. We believe the following represent our critical accounting policies for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 through June 30, 2002, which are periods for which our financial statements were prepared and presented on a going concern basis:

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

Business Restructuring

      In 2001, we implemented cost reduction measures to more closely align our cost structure with our near-term future revenue opportunities. These cost reduction measures continued in 2002 and included workforce reductions, the impairment of equipment, and the establishment of reserves for excess leased office space. We estimated the costs of these excess leased facilities, including brokerage commissions as well as other estimated costs to sublease and resulting sublease income, based on market information and trend analysis. Actual results could differ from these estimates, in particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate our accrual for facility lease commitments.

Income Tax

      We account for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases for assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Liquidation Accounting

      The liquidation basis of accounting was adopted when liquidation of Concero became imminent and the net realizable values of its assets were reasonably determinable. Under the liquidation basis of accounting, we have stated our assets at their net realizable values, contractual liabilities at contractual amounts, and estimated costs through the liquidation date are recorded to the extent they are reasonably determinable. The liquidation basis of accounting requires many estimates and assumptions, and there are substantial uncertainties in carrying out the orderly wind down of operations. The actual values and costs are expected to differ from the amounts shown herein and could be higher or lower than the amounts recorded.

Results of Operations

      The following table sets forth the percentage of revenue of certain items included in our statements of operations for the periods during which our financial statements are prepared and presented on a going concern basis:

                                                    ------------------------------------------------
                                                        Year Ended                 Six Months Ended
                                                        December 31,                    June 30,
                                                    ------------------------------------------------
                                                    2000          2001            2001           2002
                                                    ------------------------------------------------
Revenue ......................................       100%          100%            100%          100%
Operating Expenses:
      Technical staff ........................        59            73              73            73
      Selling and administrative staff .......        19            27              27           109
      Other expenses .........................        32            99              86           230
Total Operating Expenses .....................       110           199             186           412
                                                    ------------------------------------------------
Income (loss) from operations ................       (10)          (99)            (86)         (312)
Interest income, net .........................         2             3               3            12
Provision (benefit) for income taxes .........        (1)           11             (15)          (61)
                                                    ------------------------------------------------
Net income (loss) ............................        (7%)        (107%)           (98%)        (239%)
                                                    ================================================

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

      Revenue. Our revenue consists primarily of fees for software services provided. Revenues decreased 93% to $996,000 in the six months ended June 30, 2002 from $15.2 million in the six months ended June 30, 2001. The decline was principally due to reduced demand for e-business services due to a weak economy and low capital spending on information technology. Additionally, in conjunction with our cost reduction measures and shift in strategy from e-business services to a provider of software and related integration services, we eliminated our regional offices and staff that historically provided material support of the sale and delivery of our e-business services.

      Technical Staff. Technical staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to client engagements and unassigned technical staff personnel, as well as fees paid to sub-contractors for work performed in connection with a client engagement. Technical staff expenses decreased 93% to $731,000 in the six months ended June 30, 2002 from $11.0 million in the six months ended June 30, 2001. The decrease in technical staff expenses was primarily due to workforce reductions in conjunction with our cost reduction measures. As a percentage of revenue, technical staff expenses remained constant at 73% for the six months ended June 30, 2002 and June 30, 2001.

      Selling and Administrative Staff. Selling and administrative staff expenses consist of the cost of salaries, payroll taxes, health insurance and workers' compensation for selling, marketing and administrative personnel as well as commissions and bonuses paid to technical and administrative staff. Selling and administrative staff expenses decreased 73% to approximately

$1.1 million in the six months ended June 30, 2002 from $4.1 million in the six months ended June 30, 2001, primarily due to workforce reductions in conjunction with our cost reduction measures. As a percentage of revenues, selling and administrative staff expenses increased to 109% in the six months ended June 30, 2002 from 27% in the six months ended June 30, 2001, primarily as a result of lower revenues.

      Other Expenses. Other expenses consist of all other costs, including research and development, occupancy costs, travel, business insurance, business development, recruiting, training and depreciation. Other expenses decreased to $2.3 million in the six months ended June 30, 2002 from $13.0 million in the six months ended June 30, 2001. As a percentage of revenues, other expenses increased to 230% in the six months ended June 30, 2002 from 86% for the six months ended June 30, 2001. These fluctuations were primarily a result of cost reduction measures and lower revenue, offset by research and development related to the Marquee software suite. Other expenses for the six months ended June 30, 2002 include $1.9 million of research and development salaries and expenses, severance costs of $170,000, accrual for impairment of excess capitalized equipment of $280,000, a $1.2 million reduction to the accrual for excess office space as a result of a restructuring with our Austin landlord, and a $400,000 reversal of our allowance for bad debts associated with the collection of previously reserved receivables. Included in other expenses for the six months ended June 30, 2001 were severance costs of $2.3 million, accrual for excess office space of $2.2 million, accrual for impairment of excess capitalized equipment of $2.5 million and an increase in our allowance for bad debt of $366,000. There were no research and development costs for the six months ended June 30, 2001.

      Excluding the aforementioned individually significant items, other expenses were $1.5 million in the six months ended June 30, 2002, a decline from $5.6 million in the six months ended June 30, 2001.

      Loss from Operations. We recorded a loss from operations of $3.1 million for the six months ended June 30, 2002, a decrease from a loss from operations of $13.0 million for the six months ended June 30, 2001.

      Income Taxes. A tax benefit $605,000 was recorded in the six months ended June 30, 2002 in connection with a carry-back made available by a new U.S. federal income tax law which allows for a temporarily lengthened loss carry-back period. An income tax provision of $2.3 million was recorded in the six months ended June 30, 2001 in connection with a non-cash charge to establish a valuation allowance against deferred tax assets for stock options.

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

Liquidity and Capital Resources

      As of December 31, 2002, we had cash, cash equivalents and short-term investments totaling $6.7 million, down from $13.1 million at December 31, 2001.

      As of December 31, 2002, we did not have any material commitments for capital expenditures.

      Contractual and estimated liabilities through liquidation have been accrued in the Statement of Net Assets at December 31, 2002.

      We are obligated for approximately 11,000 square feet of office space through non-cancelable operating lease arrangements. At December 31, 2002, our future minimum rental commitments, including an estimate of operating expense escalation, totaled approximately $1.2 million. As of December 31, 2002, all but approximately 2,600 square feet of our leased office space has been subleased to unaffiliated parties. Contractual lease obligations are included in the accompanying Statement of Net Assets as of December 31, 2002. We remain contingently liable for lease obligations in the event of default by any sublessees. We may engage a real estate broker in the future to market the remainder of our leased office space for sublease. If we are successful in marketing this leased office space, the actual cash costs could differ from the estimated contractual obligation.

      Our board of directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders, but no distributions have been declared and no assurances can be made that available cash and amounts received on the sale of assets will be adequate to make cash distributions to our stockholders following our provision for obligations, liabilities, expenses and other claims.

Factors That May Affect Future Results, Financial Condition and Market Price of Securities

Stockholders could be liable to the extent of liquidating distributions received if contingent reserves are insufficient to satisfy the company's liabilities.

      If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for the payment to creditors of such stockholder's pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us.

      If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve, our creditors could seek an injunction against the making of distributions on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions otherwise to be made to stockholders.

We may not be able to complete the liquidation of Concero in a manner that provides maximum value to stockholders, and we may not adequately provide for our debts and obligations.

      We have ceased operations and are liquidating and dissolving our company. We have had only one employee since December 31, 2002, who we retained to attend to the orderly disposition of our assets and liabilities. We may not be able to negotiate the orderly extinguishment of our obligations to creditors. These obligations include building and facilities leases, business agreements with third parties, and agreements with vendors. In addition, Concero retains contingent liability for lease obligations in the event of default by any sublessees. Although we believe we made adequate provisions for the satisfaction of our debts and liabilities, there is a general risk that we have not adequately anticipated the amount of such debts and liabilities. We remain contingently liable for lease obligations in the event of default by any sublessees. The total amount of capital, if any, returned to stockholders after the dissolution and liquidation of the company will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our debts and other liabilities, minimize our contingent liability for office facility sublease agreements and, to a lesser degree, expedite the liquidation process.

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

      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail such expenses, after filing our certificate of dissolution upon stockholder approval of the Plan of Complete Liquidation, Dissolution and Distribution, we intend to seek relief from the SEC from a substantial portion of the periodic reporting requirements under that Act. In the event such relief is granted, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC may require.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

      For our investment securities at December 31, 2001 and December 31, 2002, which consisted of corporate issues, the table below presents principal cash flows and related weighted average fixed interest rates by expected maturity dates.

(in thousands, except interest rates)                       2001           2002
                                                            ----           ----

Investments maturing before December 31, 2002 .....        $8,964             --
Investments maturing before December 31, 2003 .....            --         $1,991
Weighted average interest rate ....................          2.25%            --
Fair Value ........................................        $8,964         $1,991

      At December 31, 2001 and December 31, 2002, we had $3.8 million and $0, respectively, in money market funds that were classified as cash equivalents on the balance sheet.

Item 8. Financial Statements and Supplementary Data.

      See our consolidated financial statements included in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors

      Set forth below is information regarding Concero's executive officers and directors as of July 31, 2003:

Name                                Age     Position
----                                ---     --------

Wade E. Saadi ................      53      Chairman of the Board

Edward. C. Ateyeh, Jr ........      50      Director

W. Frank King, Ph.D ..........      63      Director

Kevin B. Kurtzman ............      55      President, Chief Executive Officer,
                                               Secretary and Director

      Mr. Saadi has served on our board of directors since October 1, 1996. He is the founder of Pencom Systems Incorporated, a privately held New York corporation and has served as its President and Chief Executive Officer since its inception in 1973. In 1996, Mr. Saadi won the Technology Entrepreneur of the Year Award(R) in New York City. Mr. Saadi is a governor of the Board of the Collectors Club and a regional vice president of the United States Philatelic Classics Society. Mr. Saadi attended the Polytechnic Institute of Brooklyn where he majored in chemical engineering.

      Mr. Ateyeh has served on our board of directors since October 1, 1996. He is presently an Executive Vice President of Pencom Systems Incorporated, where he has been employed since 1977. Mr. Ateyeh served as President of Pencom's software division, the predecessor to Concero, from 1989 to 1992. In 1994, Mr. Ateyeh founded Collective Technologies, Pencom's system management consulting division where he currently serves as President and Chief Executive Officer. Mr. Ateyeh is a board member of the Economic Development Council of the Greater Austin Chamber of Commerce, a member of the Austin Community College Software Industry Advisory Council, as well as the Austin Software Council's President/CEO Peer Group. Mr. Ateyeh earned a Bachelor of Science degree from the University of Notre Dame.

      Dr. King has served on our board of directors since October 1, 1996. From 1992 to September 1, 1998, Dr. King served as our President and Chief Executive Officer. From 1988 to 1992, Dr. King was Senior Vice President of the Software Business group of Lotus, a software publishing company. Prior to joining Lotus, Dr. King was with IBM, a technology company, for 19 years, where his last position was Vice President of Development for the Personal Computing Division. Dr. King serves on the boards of directors of several companies, including Natural Microsystems, Inc., Eon Communications, Inc. and Perficient Inc. Dr. King earned a doctorate in electrical engineering from Princeton University, a master's degree in electrical engineering from

Stanford University, and a bachelor's degree in electrical engineering from the University of Florida.

      Mr. Kurtzman has served on our board of directors since December 1996 and has served as our President and Chief Executive Officer since August 2002. He is also the current Chief Financial Officer of Pencom, a position he has held since July 1997. Prior to that, Mr. Kurtzman had been with Margolin, Winer & Evens LLP, a certified public accounting firm, since 1972 and was a Partner and a member of its executive committee and an Audit and Business Advisory Partner. Mr. Kurtzman is a former officer and director of CPA Associates International. Mr. Kurtzman received a bachelor's degree in accounting from Queens College of the City University of New York.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common stock and securities with the SEC. These filing persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely upon a review of the copies of such forms furnished to us or written representations from certain reporting persons that no Forms 5 were required, we believe that, during 2002, our executive officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) reporting requirements.

Item 11. Executive Compensation.

Summary Compensation Information

      The following table provides certain summary information concerning the compensation earned by the individuals that served as our Chief Executive Officer during 2002 and certain other individuals that served as an executive officer during 2002 and whose salary and bonus for 2002 exceeded $100,000 for services rendered in all capacities to us and our subsidiaries for 2002. These individuals are referred to as our "Named Executive Officers."

                           Summary Compensation Table

                                            Annual compensation     Long-Term Compensation
                                          -----------------------   ----------------------
 Name and Principal                                                  Securities Underlying        All Other
    Position(s)                 Year      Salary (1)    Bonus ($)         Options (#)          Compensation (2)
-----------------------         ----      ----------    ---------   -----------------------    ----------------
Kevin B. Kurtzman(3)            2002      $ 39,500            --               4,000                     --
   President and Chief          2001            --            --              24,000                     --
   Executive Officer            2000            --            --               4,000                     --

Timothy D. Webb(4)              2002       274,911            --             300,000               $109,615
   President and Chief          2001       325,186            --             128,355                  2,500
   Executive Officer            2000       342,528            --             100,000                  2,500

John M. Velaquez(5)             2002       136,440            --             125,000               $ 66,052
   Vice Senior President        2001       222,000            --              89,355                  2,500
                                2000       237,500            --              25,000                  2,500

Keith D. Thatcher(6)            2002       162,566            --             125,000               $ 46,889
   Chief Financial Officer      2001       161,875            --              59,115                  2,500
                                2000       170,833            --              25,000                  2,500

Wayne E. Mock(5)                2002       106,619            --             130,000               $ 56,538
   Vice President and           2001       157,250        51,000              38,710                  2,500
   Chief Technology             2000       130,000            --              22,000                  2,500
   Officer

----------

(1) All Named Executive Officers (other than Mr. Kurtzman, who was not a Named Executive Officer at the time) agreed to participate in a 10% pay reduction effective April 1, 2001 to March 31, 2002, as part of our cost reduction measures. Additionally, the salary figures shown include salary deferral contributions to our 401(k) Plan.

(2) All other compensation for each Named Executive Officer for 2002 is comprised of the following:

                                                                   401(k) Plan
            Name                       Severance      Vacation     Contribution
            ----                       ---------      --------     ------------
            Kevin B. Kurtzman                --            --             --
            Timothy D. Webb             $95,051       $12,064        $ 2,500
            John M. Velaquez             57,000         6,577          2,475
            Keith D. Thatcher            41,563         2,957          2,369
            Wayne E. Mock                50,000         4,038          2,500

      For 2001 and 2000, the indicated amount for each Named Executive Officer is the contribution we made on behalf of such individual to our 401(k) Plan.

(3) Mr. Kurtzman was elected Chief Executive Officer, President and Secretary upon Mr. Webb's resignation in August 2002.

(4)   Mr. Webb's employment terminated in September 2002.

(5)   Such individual's employment terminated in August 2002.

(6)   Mr. Thatcher's employment terminated in December 2002.

Stock Options and Stock Appreciation Rights

      The following table sets forth certain information regarding option grants made pursuant to our 1996 Plan during 2002 to each of the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2002.

                              Option Grants in 2002

                                            Individual Grants
                        --------------------------------------------------------------
                         Number of     % of Total                                        Potential Realizable Value at Assumed
                        Securities       Options                                               Annual Rates of Stock Price
                        Underlying     Granted  to                                          Appreciation for Option Term (5)
                         Options        Employees    Exercise Price                      -------------------------------------
       Name              Granted       in 2002 (3)    Per Share (4)    Expiration Date           5%                 10%
-----------------       ----------     -----------   -------------     ---------------       --------            --------
Kevin B. Kurtzman          4,000(1)         0.4%        $ 0.36             5/21/12           $    906            $  2,295
Timothy D. Webb          300,000(2)        27.6%          0.60             5/30/12            113,201             286,874
John M. Velaquez         125,000(2)        11.5%          0.60             5/30/12             47,167             119,531
Keith D. Thatcher        125,000(2)        11.5%          0.60             5/30/12             47,167             119,531
Wayne E. Mock            130,000(2)        12.0%          0.60             5/30/12             49,054             124,312

----------

(1) The option shall be immediately exercisable, shall be subject to repurchase by Concero upon the optionee's cessation of service prior to vesting and shall vest in full upon the optionee's completion of one year of service measured from the grant date. The option will become exercisable on an accelerated basis upon a liquidation or dissolution of Concero or a merger or consolidation in which there is a change in ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities, unless the option is assumed by the surviving entity, and will become fully exercisable following such events upon termination of employment under certain circumstances. In addition, our board of directors may accelerate the vesting of the option in the event (i) there is a change in the composition of our board of directors over a period of three years or less such that those individuals serving as directors at the beginning of the period cease to represent a majority of the board or (ii) change of ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities pursuant to a hostile tender offer.

(2) The option will become exercisable in four successive equal annual installments upon the optionee's completion of each year of service measured from the grant date. The option will become exercisable on an accelerated basis upon a liquidation or dissolution of Concero or a merger or consolidation in which there is a change in ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities, unless the option is assumed by the surviving entity, and will become fully exercisable following such events upon termination of employment under certain circumstances. In addition, our board of directors may accelerate the vesting of the option in the event
      (i) there is a change in the composition of our board of directors over a period of three years or less such that those individuals serving as directors at the beginning of the period cease to represent a majority of the board or (ii) change of ownership of securities possessing more than 50% of the total combined voting power of our outstanding securities pursuant to a hostile tender offer.

(3) Based on options to purchase an aggregate of 1,088,940 shares of common stock that were granted to employees in 2002, including options granted to the Named Executive Officers.

(4) The exercise price may be paid in cash or in shares of common stock valued at fair market value on the exercise date. Alternately, the option may be exercised through a cashless exercise procedure pursuant to which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to us, out of the sales proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

(5) Amounts represent hypothetical gains that could be achieved for the respective options at the end of the 10-year option term. The assumed 5% and 10% rates of stock appreciation are mandated by rules of the SEC and do not represent our estimate of the future market price of our common stock. These amounts were calculated based on the fair market value on the date of grant and do not take into account any other appreciation, or decline in the price of the common stock from the date of grant to the current date.

      None of the Named Executive Officers exercised options in 2002. The following table sets forth for each of the Named Executive Officers certain information concerning the value of unexercised options at the end of 2002. No Named Executive Officer held any stock appreciation rights at the end of 2002.

                            Fiscal 2002 Option Values

                                 Number of Unexercised Options at        Value of Unexercised in-the-Money
                                         December 31, 2002               Options at  December 31, 2002 (1)
                                 --------------------------------       ----------------------------------
       Name                      Exercisable        Unexercisable          Exercisable     Unexercisable
       ----                      -----------        -------------          -----------     -------------
Kevin B. Kurtzman                   65,841               19,000              $     0          $     0
Timothy D. Webb                         --                   --                   --               --
John M. Velaquez                        --                   --                   --               --
Keith D. Thatcher                  100,797              178,842                    0                0
Wayne E. Mock                           --                   --                   --               --

----------

(1) Value is determined by subtracting the aggregate exercise price from the market value of our common stock at December 31, 2002 ($0.33 per share based upon the last sale price of our common stock on the over-the-counter bulletin board on such date) and multiplying by the number of shares underlying the options.

Employment Contracts and Change of Control Arrangements

      We were a party to an employment agreement with Timothy D. Webb dated August 28, 1998. Pursuant to the agreement, we agreed to pay Mr. Webb an annual base salary of $325,000 with an annual increase of four percent. In addition, we issued to Mr. Webb options to purchase an aggregate of 500,000 shares of common stock at $3.50 per share. The options were scheduled to vested over six (6) years with 100,000 vesting upon Mr. Webb's completion of six months of employment, an additional 100,000 vesting upon the completion of two years of employment, an additional 100,000 vesting upon the completion of three years of employment, an additional 25,000 vesting upon the completion of four years of employment, an additional 75,000 vesting upon the completion of five years of employment, and the final 100,000 vesting upon the completion of six years of service. On July 31, 2001, the agreement was modified and we agreed to grant Mr. Webb an option to purchase an additional 100,000 shares of common stock at $0.47 per share, which was the fair market value of the common stock on such date, plus the payment of a cash bonus of $50,000 on March 31, 2002. Mr. Webb's employment and the agreement were terminated effective September 2002 and he received three months of salary and health and welfare benefits as severance in accordance with the agreement.

      We were a party to an employment agreement with John M. Velasquez dated January 25, 1999. Pursuant to the agreement, we agreed to pay Mr. Velasquez an annual base salary of $225,000, a transition bonus of $30,000 and a guaranteed bonus of $72,140 for calendar year 1999. In addition, we agreed to grant Mr. Velasquez an option to purchase 150,000 shares of common stock. The option was granted on January 25, 1999 and had an exercise price of $3.06 per share, which was the fair market value on the date of grant. The option was scheduled to vest in a series of four equal annual installments, with the first installment having vested July 25, 1999 and the successive three installments vesting annually on that date thereafter. We terminated Mr. Velasquez's employment and the agreement in August 2002 and he received three months of salary as severance in accordance with the agreement.

      We were a party to an employment agreement with Mr. Thatcher dated June 13, 1996 and an employment agreement with Mr. Mock dated December 13, 1991. Under each agreement, either party could terminate without cause upon two weeks' prior written notice. In addition, we could terminate immediately without prior notice and without cause upon our payment of two weeks of salary to the employee and immediately with cause and without prior notice. We terminated Mr. Mock's employment and his employment agreement in August 2002 and he received three months of salary as severance. In August 2002, we agreed to pay Mr. Thatcher a severance payment of $42,000, in addition to his then-current annual salary of $166,250, for continuing employment through December 31, 2002 to assist with our liquidation, which severance was paid on the termination of his employment on December 31, 2002.

      All of the above agreements provided for customary fringe benefits and contained provisions which, among others, prohibited the employee from disclosing or otherwise using certain confidential information, assigned inventions or ideas conceived by the employee during his employment with us, prohibited solicitation by the employee of our clients and other employees and prohibited the employee from accepting any opportunity (whether by contract or full-time employment) with our clients.

      Our board of directors, as plan administrator of the 1996 Stock Option/Stock Incentive Plan, has the authority to provide for the accelerated vesting of outstanding options held by any executive officer or the shares of common stock subject to direct issuances held by any such individual, in connection with certain changes in control of Concero or the subsequent termination of the officer's employment following the change in control event.

Key-Person Life Insurance

      We do not maintain key-person life insurance policies on the lives of any of our executive officers.

Director Compensation and Indemnification Agreements

      We pay each of our non-employee directors $3,750 per calendar quarter, which may be in the form of cash or, at the discretion of each eligible director, may be applied to the acquisition of an option to purchase common stock pursuant to the director Fee Option Grant Program in effect under our 1996 Stock Option/Stock Issuance Plan. Under the Automatic Option Grant Program of the plan, eligible non-employee board members receive a series of option grants over their period of board service. Each non-employee board member will, at the time of his or her initial election or appointment to the board, receive an option to purchase 20,000 shares of common stock, provided such individual has not previously been in our employ. On the date of the first annual stockholders meeting following the fourth anniversary of the date on which a non-employee board member joined our board and following each four-year period of board service thereafter, he or she will receive an option to purchase 20,000 shares of common stock, provided he or she will continue to serve as a non-employee board member. In addition, on the date of each annual stockholders meeting, each individual who is to continue to serve as a non-employee board member will automatically be granted an option to purchase 4,000 shares of common stock, provided he or she has served as a non-employee board member for at least six months. Each automatic grant will have an exercise price per share equal to the fair market value per share of common stock on the grant date and will have a maximum term of 10 years, subject to earlier termination following the optionee's cessation of board service. Each automatic option will be immediately exercisable for all of the option shares; however, any unvested shares purchased under such option will be subject to our repurchase, at the exercise price paid per share, should the optionee cease board service prior to vesting in those shares. The shares subject to each initial 20,000-share automatic option grant and each subsequent 20,000-share automatic grant will vest in a series of four successive equal annual installments upon the optionee's completion of each year of board service over the four-year period measured from the grant date. The shares subject to each annual 4,000-share automatic grant will vest upon the optionee's completion of one-year of board service measured from the grant date. However, the shares subject to each outstanding automatic option grant will immediately vest in full upon certain changes in control or ownership of Concero or upon the optionee's death or disability while a board member. Following the optionee's cessation of board service for any reason, each option will remain exercisable for a 12-month period and may be exercised during that time for any or all shares in which the optionee is vested at the time of such cessation of board service.

      On the date of our 2002 annual stockholders meeting on May 21, 2002, Messrs. Saadi, Ateyeh and Kurtzman and Dr. King each received an option to purchase 4,000 shares of our common stock, in accordance with the automatic option grant provisions described above. All options had an exercise price of $0.36 per share, the fair market value of our common stock on such date.

      Our certificate of incorporation limits the liability of our directors to us and our stockholders for breaches of the directors' fiduciary duties to the fullest extent permitted by Delaware law. In addition, our certificate of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Delaware law. We also maintain directors' and officers' liability insurance and have entered into indemnification agreements with all of our directors and executive officers.

Compensation Committee Interlocks and Insider Participation

      During 2002, the compensation committee of our board of directors consisted of three non-employee directors: Messrs. Saadi and Ateyeh and Dr. King. None of these individuals was an officer or employee of Concero at any time during 2002 or at any other time except for Dr. King. During 2002, no current executive officer of Concero served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee. The compensation committee was dissolved in November 2002 following the board's determination that, due to the winding up of Concero, the benefits of maintaining the committee would no longer be of sufficient importance to continue its existence.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth certain information regarding beneficial ownership of our common stock as of July 31, 2003 by:

      o each person who is known by us to be a beneficial owner of more than 5% of our common stock;

      o     each of our directors;

      o each of the Named Executive officers listed in the Summary Compensation Table above, to the extent any of them beneficially own shares; and

      o     all current directors and executive officers as a group.

      Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock used to calculate the percentage ownership of each listed person includes shares of common stock underlying options or warrants held by such persons that are exercisable within 60 days of July 31, 2003. The percentage of beneficial ownership is based on 10,237,890 shares of common stock outstanding as of July 31, 2003.

      Our common stock is the only class of voting securities outstanding.

                                                                                                    Percentage of
                                                                         Shares Beneficially     Shares Beneficially
                          Beneficial Owner                                       Owned                  Owned
                          ----------------                               -------------------     -------------------
Wade E. Saadi(1) ....................................................          1,693,393(2)             16.4%
Edward C. Ateyeh, Jr.(1) ............................................          1,693,392(3)             16.4
Edgar G. Saadi(1) ...................................................          1,630,093(4)             15.9
W. Frank King, Ph.D .................................................            641,046(5)              6.2
Kevin B. Kurtzman ...................................................             84,841(6)                *
Timothy D. Webb(7) ..................................................             84,000                   *
John M. Velasquez(7) ................................................             49,470                   *
Wayne E. Mock(7) ....................................................              2,443                   *
Keith D. Thatcher(7) ................................................                  0                   *
All current directors and officers as a group(four persons) .........          4,112,672(8)             38.7%

----------
*     Indicates less than one percent of the outstanding common stock.

(1) Such person's address is c/o Pencom Systems Incorporated, 40 Fulton Street, New York, New York 10038.

(2) Includes exercisable warrants to purchase 14,705 shares of common stock and exercisable options to purchase 63,303 shares of common stock, of which 15,000 shares are unvested. All of Mr. Saadi's unvested shares will vest immediately prior to the dissolution of Concero.

(3) Includes exercisable warrants to purchase 14,704 shares of common stock and exercisable options to purchase 63,303 shares of common stock, of which 15,000 shares are unvested.

      All of Mr. Ateyeh's unvested shares will vest immediately prior to the dissolution of Concero.

(4)   Includes exercisable warrants to purchase 14,708 shares of common stock.

(5) Includes exercisable options to purchase 148,000 shares of common stock, of which 47,000 shares are unvested. The address for Mr. King is 24 Pascal Lane, Austin, Texas 78746. All of Mr. King's unvested shares will vest immediately prior to the dissolution of Concero.

(6) Includes exercisable options to purchase 84,841 shares of common stock, of which 15,000 shares are unvested. All of Mr. Kurtzman's unvested shares will vest immediately prior to the dissolution of Concero.

(7) Terminated employment not later than January 2003. Stated beneficial ownership for this individual is based on information known by Concero as of such termination.

(8)   See notes (2), (3), (5) and (6).

Equity Compensation Plan Information

      The following table provides information as of December 31, 2002 with respect to the shares of our common stock that may be issued under our equity compensation plans.

                                                                                                  Number of securities
                                                                                                   remaining available
                                                                                                   for future issuance
                                                                                                      under equity
                                          Number of securities to         Weighted average          compensation plans
                                          be issued upon exercise        exercise price of             (excluding
                                          of outstanding options,       outstanding options,       securities reflected
                                            warrants and rights         warrants and rights          in column (a))
            Plan Category                            (a)                          (b)                      (c)
--------------------------------------    -----------------------       --------------------      ---------------------
Equity compensation plans
   approved by stockholders(1) .......            703,185(2)                     $2.98                   4,514,069(3)

Equity compensation plans not
   approved by stockholders ..........                  0                            0                           0

     Total ...........................            703,185                        $2.98                   4,514,069

----------

(1) Consists of our 1996 Stock Option/Stock Issuance Plan and Employee Stock Purchase Plan.

(2) Consists solely of outstanding options under our 1996 Stock Option/Stock Issuance Plan.

(3) Consists of shares that may be issued under future awards as of December 31, 2002 under the 1996 Stock Option/Stock Issuance Plan (which awards may include grants of options or direct issuances of stock) and the Employee Stock Purchase Plan. The 1996 Stock Option/Stock Issuance Plan provides that the number of shares of common stock available for issuance under that plan shall automatically increase on the first trading day of January of each year during the term of the plan, by an amount equal to the lesser of 2,000,000 shares or 8% of the total number of shares then outstanding. As of December 31, 2002, 3,935,888 shares of Common Stock were available for issuance under the 1996 Stock Option/Stock Incentive Plan and 578,181 shares were available for issuance under the Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions.

      We have entered into an agreement with each of our existing stockholders and warrant holders pursuant to which such stockholders and warrant holders were granted certain rights to include the underlying shares in registered offerings of our common stock.

      We loaned approximately $62,000 to John Velasquez, one of our former executive officers, pursuant to a promissory note dated January 1, 2002. The note bore interest at a rate of 6.75% per annum. Principal and interest was payable in twenty-three (23) semi-monthly payments of $671.75 with a final balloon payment of $50,000 due and payable on December 31, 2002. The loan was repaid in full in August 2002.

      Keith D. Thatcher, our immediate past Chief Financial Officer, received a severance payment of approximately $42,000, in addition to his annual salary of $166,250, for continuing his employment following the August 2002 cessation of our operations and our commencement of liquidation proceedings. The severance was paid on the termination of his employment on December 31, 2002.

      Timothy D. Webb, our immediate past Chief Executive Officer, and Wayne E. Mock, our former Vice President and Chief Technology Officer, assisted us in negotiating the sale of our Marquee software suite and related assets from September 2002 until January 2003 for which Mr. Webb received in 2003 a commission of approximately $97,500 and Mr. Mock received in 2003 a commission of approximately $41,808, which is in addition to the compensation listed for Messrs. Webb and Mock in the Summary Compensation Table above.

      Our board of directors may confer other benefits or bonuses to our employees and our officers, including officers who are also directors, in recognition of their services to us based on the performance of such employees and officers, including performance during our liquidation process.

      All of our current executive officers and directors hold shares of common stock or options to acquire shares of common stock. The table below sets forth information relating to stock options and warrants to acquire common stock held by each of our officers and directors as of July 31, 2003 for which the exercise price is less than the maximum anticipated liquidation distribution of $0.48 per share. The estimated value of the stock options is based on the difference between the exercise price of $0.36 and the maximum anticipated liquidation distribution of $0.48 per share. The estimated value of the warrants is based on the difference between the exercise price of $0.04 and the maximum anticipated liquidation distribution of $0.48 per share.

                                   Number of Underlying Shares of
                                            Common Stock
                                   ------------------------------
                                                                     Estimated
              Name                  Options           Warrants         Value
      -------------------------     -------           --------       ---------

      Wade E. Saadi ...........       4,000              14,705       $ 6,950
      Edward C. Ateyeh, Jr. ...       4,000              14,704         6,950
      W. Frank King, Ph.D. ....       4,000                  --           480
      Kevin B. Kurtzman .......       4,000                  --           480

Item 14. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The pending dissolution and liquidation of Concero, and the corresponding reduction in the number of our employees to one, has significantly affected our internal controls and procedures. These terminations included the terminations of our prior chief executive officer, our prior chief financial officer and all other individuals supporting our disclosure and internal controls efforts in the third and fourth quarters of 2002. These terminations were significant contributing factors to the late filing of this Annual Report on Form 10-K. Within 90 days prior to the filing of this Annual Report on Form 10-K, our sole employee, who has served as our principal executive officer since August 2002 and our principal financial officer since January 2003, carried out an evaluation of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, and considering the reduced complexity of our disclosure and internal controls requirements following the cessation of our business and the commencement of our dissolution, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Concero (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Changes in internal controls. There have been no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

(a)   (1)   Financial Statements.

      Concero's consolidated financial statements, listed on the Index to Consolidated Financial Statements, on page F-1.

      (2)   Financial Statement Schedules.

      Other Financial Statement Schedules have been omitted as the information required to be set forth therein is either not applicable or is included in the Consolidated Financial Statements or the notes thereto.

      (3)   Exhibits.

      The following exhibits are incorporated in this Annual Report by reference or are filed with this report as indicated below. The exhibits filed with this report have been included only with the copy filed with the SEC. Copies of exhibits will be furnished, upon request, subject to payment of a reasonable fee to reimburse us for our reproduction costs.

      Exhibit
      Number      Description
      ------      -----------

      2.1(6)      Plan of Complete Liquidation, Dissolution and Distribution

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

      10.7(7) 1996 Stock Option/Stock Issuance Plan (as Amended and Restated on May 23, 2001).

      10.8(4) Employee Stock Purchase Plan (as Amended and Restated on May 17, 2000).

      10.9**      Concero Profit Sharing Plan. *

      10.10** Stock Purchase Agreement dated as of January 1, 1997 between Michael J. Maples and the Registrant.

      10.11** Stock Subscription dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.

      10.12** Asset Contribution Agreement dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.

      10.13** Assignment and Assumption Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.

      10.14** Warrant dated October 1, 1996 issued by the Registrant to Pencom Systems Incorporated.

      10.15** Warrant dated October 1, 1996 issued by the Registrant to Stephen Markman.

      10.16** Warrant dated October 1, 1996 issued by the Registrant to Thomas Pallister.

      10.17** Warrant dated October 1, 1996 issued by the Registrant to Joy Venegas.

      10.18(2) Employment Agreement dated August 28, 1998 between the Registrant and Timothy D. Webb. *

      10.19(5) Addendum dated July 31, 2001 to Employment Agreement dated August 28, 1998 between the Registrant and Timothy D. Webb. *

      10.20(3) Employment Agreement dated January 25, 1999 between the Registrant and John M. Velasquez. *

      10.21(5)    John Velasquez promissory note dated January 1, 2002.

      10.22(3) Office lease agreement (Bellevue, Washington) dated April 23, 1999 between the Registrant and G W Investments.

      10.23(3) Office lease agreement (Framingham, Massachusetts) dated January 31, 2000 between the Registrant and BCIA New England Holdings LLC.

      10.24(4) 2000 Non-Officer Stock Option/Stock Issuance Plan (as Amended and Restated on May 17, 2000).

      10.25(3) Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

      10.26 Letter agreement dated January 10, 2003 among Concero Group, L.P., Concero Interactive TV Development, L.L.C. and Motorola, Inc. Broadband Communications Sector.

      10.27 Second Amendment to Lease dated July 19, 2002 among the Registrant and Bridgepoint Property Trust.

      10.28 Termination of Lease dated July 19, 2002 among the Registrant and Bridgepoint Property Trust.

      10.29 Third Amendment to Lease dated December 30, 2002 among the Registrant and Bridgepoint Property Trust.

      10.30 Sublease executed on or about April 23, 2003 among the Registrant and Myriad Development, Inc.

      10.31 Consent to Sublease Agreement dated April 23, 2003 among the Registrant, Bridgepoint Property Trust and Myriad Development, Inc.

      21.1        List of subsidiaries.

      23.1        Consent of Independent Auditors.

      24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.

      31          Section 302 certification

      32          Section 906 certification

      ----------
      * Indicates management contract or compensatory plan or arrangement.

      ** Incorporated herein by reference to Concero's Registration Statement on Form S-1 (Reg. No. 333-21565).

      (1) Incorporated herein by reference to the exhibits to Concero's Form 10-Q for the three-month period ended June 30, 1998.

      (2) Incorporated herein by reference to the exhibits to Concero's Form 10-Q for the three-month period ended September 30, 1998.

      (3) Incorporated herein by reference to the exhibits to Concero's Form 10-K for the year ended December 31, 1999.

      (4) Incorporated herein by reference to the exhibits to Concero's Registration Statement on Form S-8 (Reg. No. 333-42472).

      (5) Incorporated herein by reference to the exhibits to Concero's Form 10-K for the year ended December 31, 2001.

      (6) Incorporated herein by reference to Exhibit A to Concero's Proxy Statement on Schedule 14A as filed on December 9, 2002.

      (7) Incorporated herein by reference to the exhibits to Concero's Registration Statement on Form S-8 (Reg. No. 333-65398).

(b)   Reports on Form 8-K

      We filed the a Current Report on Form 8-K on December 30, 2002 to report under Item 5 that the special meeting of the stockholders convened for the purpose of considering action on a Plan of Dissolution had been adjourned until a later date to permit our board of directors to consider a potential transaction alternative to the dissolution of Concero.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONCERO INC.


Date: August 4, 2003                       By: /s/ Kevin B. Kurtzman
                                               ---------------------------------
                                               Kevin B. Kurtzman,
                                                 Chief Executive Officer,
                                                 President, Secretary and
                                                 Director (Principal executive,
                                                 financial and accounting
                                                 officer)

                                POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes and constitutes Kevin Kurtzman his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorney-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 4, 2003          /s/ Wade E. Saadi
                              --------------------------------------------------
                              Wade E. Saadi
                                Chairman of the Board

Date: August 4, 2003          /s/ Kevin B. Kurtzman
                              --------------------------------------------------
                              Kevin B. Kurtzman
                                Chief Executive Officer, President, Secretary and Director (principal executive, financial and accounting officer)

Date: August 4, 2003          /s/ Edward C. Ateyeh
                              --------------------------------------------------
                              Edward C. Ateyeh
                                Director

Date: August 4, 2003          /s/ W. Frank King
                              --------------------------------------------------
                              W. Frank King
                                Director

                                  CONCERO, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
                                                                                                                 ----
Report of Independent Auditors...............................................................................    F - 2

Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of December 31, 2002..............    F - 3

Consolidated Statement of Changes in Net Assets (Liquidation Basis) .........................................    F - 4

Consolidated Balance Sheets (Going Concern Basis) at December 31, 2001 and June 30, 2002.....................    F - 5

Consolidated Statements of Operations (Going Concern Basis) for the years ended
   December 31, 2000 and 2001, and for the period from January 1, 2002 to June 30, 2002......................    F - 6

Consolidated Statements of Changes in Stockholders' Equity (Going Concern Basis) for the years ended
   December 31, 2000 and 2001, and for the period from January 1, 2002 to June 30, 2002......................    F - 7

Consolidated Statements of Cash Flows (Going Concern Basis) for the years ended
   December 31, 2000 and 2001, and for the period from January 1, 2002 to June 30, 2002......................    F - 8

Notes to Consolidated Financial Statements...................................................................    F - 9

                         REPORT OF INDEPENDENT AUDITORS

The Stockholders and Board of Directors
of Concero, Inc.

We have audited the consolidated balance sheets of Concero, Inc. (the Company) as of December 31, 2001 and June 30, 2002, the related consolidated statements of operations, income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001, and for the period from January 1, 2002 to June 30, 2002. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2002, and the related consolidated statement of changes in net assets in liquidation for the period from July 1, 2002 to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Board of Directors of Concero, Inc. approved the cessation of the Company's operations and the liquidation of the Company. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 2002 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concero, Inc. at December 31, 2001 and June 30, 2002, the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 and for the period from January 1, 2002 to June 30, 2002, its consolidated net assets in liquidation at December 31, 2002, and the changes in its consolidated net assets in liquidation for the period from July 1, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States applied on the basis described in the preceding paragraph.


/s/ Ernst & Young LLP
Austin, Texas
April 15, 2003

Concero, Inc.
Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis) (in thousands except for per share data)

                                                                                                       December 31,
                                                                                                            2002
                                                                                                       ------------
Assets
     Cash                                                                                                $  4,670
     Short-term investments                                                                                 1,991
     Assets held for sale                                                                                     348
     Other assets                                                                                             193
                                                                                                         --------
Total Assets                                                                                                7,202

Liabilities
     Accounts payable                                                                                          24
     Accrued expenses and other liabilities                                                                 2,770
                                                                                                         --------
Net assets in liquidation                                                                                $  4,408
                                                                                                         ========

Shares used                                                                                                10,377
                                                                                                         --------
Net assets in liquidation per share of common stock                                                      $   0.42
                                                                                                         ========

Supplemental Cash Information (for the period from July 1, 2002 to December 31, 2002)
Changes in cash and cash equivalents:

     Income tax refund                                                                                   $    604
     Cash receipts from liquidation of assets                                                               7,624
     Payment of accrued liabilities                                                                        (3,959)
                                                                                                         --------
Net changes in cash and cash equivalents                                                                 $  4,269
                                                                                                         ========

See accompanying notes.

Concero, Inc.
Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)(in thousands)

Net assets on going concern basis as of June 30, 2002                                  $ 8,756
                                                                                       -------
Adjustments to reflect liquidation basis of accounting:
     Write-down to net realizable value of software and property and equipment             584
     Accrual of remaining lease obligations                                              1,819
     Estimated expense to be incurred through liquidation                                2,503
                                                                                       -------
Net adjustments to reflect liquidation basis accounting                                  4,906
                                                                                       -------
Net assets in liquidation as of June 30, 2002                                            3,850

Changes in estimated liquidation values
     Assets held for sale                                                                   64
     Accrued expenses and other liabilities                                                494
                                                                                       -------
Net change in estimated liquidation value                                                  558
                                                                                       -------
Net assets in liquidation as of December 31, 2002                                      $ 4,408
                                                                                       =======

See accompanying notes.

Concero, Inc. and Subsidiaries
Consolidated Balance Sheet (Going Concern Basis)
(in thousands)

                                                                                December 31,        June 30,
                                                                                    2001              2002
                                                                                    ----              ----
Assets
Current assets:
    Cash                                                                          $  4,141          $    401
    Short-term investments                                                           8,964             8,976
    Accounts receivable, net of allowance for doubtful accounts of
        $612 at December 2001 and $100 at June 30, 2002                                823                28
    Unbilled revenue under customer contracts                                          557                --
    Income tax receivable                                                               11               604
    Prepaid expenses and other current assets                                          594               449
                                                                                  --------------------------
Total current assets                                                                15,090            10,458

Property and equipment, net                                                          1,554             1,084

                                                                                  --------------------------
Total assets                                                                      $ 16,644          $ 11,542
                                                                                  ==========================

Liabilities and stockholders' equity
Current liabilities:
    Trade payables                                                                $     66          $    109
    Accrued expenses and other current liabilities                                   5,445             2,677
                                                                                  --------------------------
Total current liabilities                                                            5,511             2,786

Stockholders' equity:
    Common stock, par value $.01 per share, 34,000,000 shares
        authorized, 10,225,090 and 10,237,890 shares issued and
        outstanding at December 31, 2000 and June 30, 2002,
        respectively
                                                                                       102               102
    Additional paid-in capital                                                      33,734            33,737
    Retained deficit                                                               (22,703)          (25,083)
                                                                                  --------------------------
Total stockholders equity                                                           11,133             8,756

                                                                                  --------------------------
Total liabilities and stockholders' equity                                        $ 16,644          $ 11,542
                                                                                  ==========================

See accompanying notes.

Concero, Inc. and Subsidiaries
Consolidated Statement of Operations (Going Concern Basis)
(in thousands, except for per share data)

                                                                                             Period from
                                                             Year ended December 31,       January 1, 2002
                                                              2000            2001        To June 30, 2002
                                                            ----------------------------------------------
Revenue                                                     $ 58,788        $ 21,172              $    996

Operating expenses:
    Technical staff                                           35,331          15,619                   731
    Selling and administrative staff                          10,872           5,424                 1,088
    Other expenses                                            18,178          20,094                 2,281
                                                            ----------------------------------------------
Total operating expenses                                      64,381          41,137                 4,100
                                                            ----------------------------------------------

Loss from operations                                          (5,593)        (19,965)               (3,104)

Interest income, net                                             943             596                   118
                                                            ----------------------------------------------

Loss before income taxes                                      (4,650)        (19,369)               (2,986)

Provision (benefit) for income taxes                            (725)          2,281                  (605)
                                                            ----------------------------------------------
Net loss                                                    $ (3,925)       $(21,650)             $ (2,381)
                                                            ==============================================


Basic loss per share                                        $  (0.39)       $  (2.13)             $  (0.23)
                                                            ==============================================

Shares used in basic loss per share calculation                9,971          10,188                10,227
                                                            ==============================================

See accompanying notes.

Concero, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Going Concern Basis) (in thousands, except share data)

                                                         Common Stock
                                                        $0.01 Par Value        Additional    Retained       Other          Total
                                                    ------------------------     Paid-in     Earnings   Comprehensive  Stockholders'
                                                       Shares       Amounts      Capital     (Deficit)  Income (Loss)     Equity
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1999                         9,666,535    $       97   $   30,491   $    2,873    $      (39)   $   33,422
   Employee stock purchase plan issuance of stock       95,798             1          367           --            --           368
   Exercise of stock options and warrants              400,285             4          556           --            --           560
   Tax benefit related to stock option exercises            --            --        2,281           --            --         2,281
   Comprehensive loss:
   Net loss                                                 --            --           --       (3,925)           --        (3,925)
   Net unrealized gain on investments                       --            --           --           --            54            54
                                                                                                                        ----------
      Comprehensive loss                                    --            --           --           --            --        (3,871)
                                                    ------------------------------------------------------------------------------
Balance at December 31, 2000                        10,162,618           102       33,695       (1,053)           16        32,760
   Employee stock purchase plan issuance of stock       38,120            --           32           --            --            32
   Exercise of stock options and warrants               24,352            --            7           --            --             7
   Comprehensive loss:
   Net loss                                                 --            --           --      (21,650)           --       (21,650)
   Realized gain on investments                             --            --           --           --           (16)          (16)
                                                                                                                        ----------
      Comprehensive loss                                    --            --           --           --            --       (21,666)
                                                    ------------------------------------------------------------------------------
Balance at December 31, 2001                        10,225,090           102       33,734      (22,703)           --        11,133
   Employee stock purchase plan issuance of stock        8,000            --            2           --            --             2
   Exercise of stock options                             4,800            --            1           --            --             1
   Net loss                                                 --            --           --       (2,381)                     (2,381)
                                                    ------------------------------------------------------------------------------
Balance at June 30, 2002                            10,237,890    $      102   $   33,737   $  (25,083)   $       --    $    8,756

See accompanying notes.

Concero, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Going Concern Basis) (in thousands)

                                                                                                 Period from
                                                                   Year ended December 31,     January 1, 2002
                                                                    2000            2001      To June 30, 2002
                                                                 ---------------------------------------------
Operating activities
Net loss                                                         $ (3,925)        $(21,650)        $ (2,381)
Adjustments to reconcile net loss to net cash used in
        operating activities:
    Valuation allowance of deferred tax asset                          --            2,281               --
    Depreciation and amortization                                   2,211            1,628              356
    Impairment of property and equipment                               --            4,131              280
    Bad debt expense, net of recoveries                             1,654              146             (502)
    Changes in operating assets and liabilities:
        Accounts receivable                                        (2,057)          10,274            1,308
        Unbilled revenue under customer contracts                   1,064             (471)             557
        Prepaid expenses and other current assets                    (560)             411              144
        Trade payables                                               (352)            (507)              43
        Accrued expenses and other current liabilities               (385)           2,971           (2,777)
        Income taxes                                                 (828)             653             (593)
                                                                 ------------------------------------------
Net cash used in operating activities                              (3,178)            (133)          (3,565)

Investing activities
Proceeds from sale of short-term investments                        9,081              142              (12)
Acquisition of property and equipment                              (3,852)            (995)            (166)
                                                                 ------------------------------------------
Net cash provided by (used in) investing activities                 5,229             (853)            (178)

Financing activities
Proceeds from issuance of common stock, net of
    issuance costs                                                    928               40                3
                                                                 ------------------------------------------
Net cash provided by financing activities                             928               40                3

Net increase (decrease) in cash                                     2,979             (946)          (3,740)
Cash, beginning of year                                             2,108            5,087            4,141
                                                                 ------------------------------------------
Cash, end of year                                                $  5,087         $  4,141         $    401
                                                                 ==========================================

Supplemental disclosure of cash flow information

    Income taxes paid                                            $    105         $     --         $     --
    Income taxes recovered                                       $     --         $    555         $     --


Supplemental disclosure of non-cash activities
    Unrealized gain (loss) on investments                        $     54         $     --         $     --
    Reduction of income taxes payable associated with
        the exercise of stock options                            $  2,281         $     --         $     --
    Write-off of fully depreciated property and
        equipment                                                $    186         $     --         $     --

See accompanying notes.

1. Cessation of Operations and Orderly Wind Down

With the continued deterioration of economic conditions in the United States and the resultant negative impact on spending by cable operators and the availability of capital, the Company's Board of Directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. The Board of Directors concluded that the liquidation of the Company was in the best interests of stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. The Company adopted the liquidation basis of accounting for periods subsequent to June 30, 2002, and does not present the Company's operations for the stub period from July 1, 2002 to August 7, 2002 (prior to the Board of Directors conclusion to liquidate the Company) separately using the going concern basis of accounting because revenues in that period were minimal, the Company had begun terminating employees, expenses were related primarily to fixed facility costs, and there were no service contracts in effect. On November 15, 2002, the Board of Directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to the Plan of Complete Liquidation, Dissolution and Distribution (the "Plan of Dissolution"). If the requisite approval of our stockholders is received, we intend to convert all of our remaining assets to cash and to implement the Plan of Dissolution, whereby we would satisfy or settle all of our remaining liabilities, establish appropriate reserves for any remaining contingencies, pay the premiums on additional insurance to cover certain contingencies and distribute our remaining cash, if any, to our stockholders. The Company has ceased its operating activities and has commenced the orderly wind down of its affairs; including the release of its employees, selling assets and settling obligations including leases for office space. The Company has retained one employee to conduct these activities. The Board of Directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders. However, as described in Note 18, no distributions have been declared and no assurances can be given that available cash and amounts received on the sale of assets will be adequate to make cash distributions to stockholders following the provision for obligations, liabilities, expenses and other claims.

2. Basis of Presentation, Summary of Significant Accounting Policies and Adoption of Liquidation Basis of Accounting

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Concero, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The accompanying consolidated financial statements for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 to June 30, 2002 are presented on a going concern basis and reflect the Company's actual operations prior to the adoption of liquidation basis of accounting.

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

The accompanying statement of net assets in liquidation as of December 31, 2002 and the statement of changes in net assets available in liquidation for the period from July 1, 2002 through December 31, 2002, contain, in the opinion of management, all adjustments that management considers necessary to present fairly the net assets available in liquidation at December 31, 2002.

Summary of Significant Accounting Policies

The following significant accounting policies are applicable to the accompanying consolidated financial statements for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 to June 30, 2002 which are presented on a going concern basis and reflect the Company's actual operations prior to the adoption of liquidation basis of accounting.

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

In November 2001, the Financial Accounting Standards Board (FASB) issued staff announcement (Topic No. D-103), Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred, which was subsequently incorporated in Emerging Issues Task Force Issue No. 01-14 ("EITF Issue No. 01-14"). EITF Issue No. 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses as revenues in the statement of operations. EITF Issue No. 01-14 had no effect on net loss as it increased both revenues and expenses. As a result of the adoption of EITF Issue No. 01-14, the Company has restated its consolidated statement of operations for the years ended December 2000 and 2001 and for the period from January 1, 2002 to June 30, 2002 to reflect reimbursements received for out of pocket expenses as revenue and technical staff expenses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates to complete contracts, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Costs and Expenses

Technical staff expense consists of the cost of (i) salaries, payroll taxes, health insurance and workers' compensation for technical staff personnel assigned to customer projects, (ii) unassigned technical staff personnel and
(iii) fees paid to subcontractors for work performed in connection with customer projects. Selling and administrative staff expense consists of (i) the cost of salaries, payroll taxes, health insurance and workers' compensation for selling and administrative personnel and (ii) all commissions and bonuses. Other expenses consist of all non-staff related costs, such as occupancy costs, travel, business insurance, business development, recruiting, training and depreciation, as well as cost reduction measures (as described in Note 3).

Rent expense for the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 to June 30, 2002 was approximately $2.5 million, $1.7 million, and $209,000 respectively; exclusive of sub-lease income of $501,000, $384,000, and $0 respectively.

Cash and Cash Equivalents

Cash consists primarily of money market funds with the ability to deposit or draw funds, as needed. Cash equivalents consist primarily of marketable securities having original maturities of ninety days, or less, when purchased. At December 31, 2001, the Company had $3.8 million in money market funds that were classified as cash equivalents on the balance sheet.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables and accounts payable. The Company believes all of the financial instruments' recorded values approximate current market values.

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

Advertising Expense

The Company expenses advertising costs when incurred. Total advertising expense amounted to approximately $208,000 and $130,000 in 2000 and 2001, respectively. Advertising expense for the period from January 1, 2002 to June 30, 2002 was minimal.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("Statement 123"), prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options. As allowed by Statement 123, the Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. When the Company issues options or its stock to its employees at an exercise price equal to the market value of the underlying common stock on the date of grant, no stock-based compensation costs are recorded.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation (in thousands, except per share data):

                                                                                                 Period from
                                                                   Year ended December 31,     January 1, 2002
                                                                    2000              2001     To June 30, 2002
                                                                 ----------------------------------------------
Net loss:
    Reported net loss                                            $  (3,925)        $ (21,650)           $(2,381)
    Add: Total stock-based employee compensation expense
        included in the determination of net loss as
        reported, net of related tax effects                            --                --                 --
    Less: Total stock-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects                          (6,551)             (981)              (635)
                                                                 ----------------------------------------------
Pro forma net loss                                               $ (10,476)        $ (22,631)           $(3,016)
                                                                 ==============================================
Basic net loss per share :
   Reported net loss per share                                   $   (0.39)        $   (2.13)           $ (0.23)
                                                                 ==============================================
   Pro-forma net loss per share                                  $   (1.05)        $   (2.22)           $ (0.30)
                                                                 ==============================================

Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period, excluding shares subject to repurchase or forfeiture. Pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, diluted net loss per share has not been presented as the effect of the assumed exercise of stock options, warrants and contingently issued shares is antidilutive. The following table sets forth the computation of basic loss per share (in thousands, except per share data):

                                                              Year ended December 31,      January 1, 2002
                                                               2000             2001      To June 30, 2002
                                                            ----------------------------------------------
      Numerator:
          Net income (loss)                                 $  3,925         $(21,650)        $ (2,381)

      Denominator:
      Weighted average shares used in basic loss per
          share calculation                                    9,971           10,188           10,227
                                                            ------------------------------------------

      Basic loss per share                                  $  (0.39)        $  (2.13)        $  (0.23)
                                                            ==========================================

Options to purchase 3.1 million shares and 703,185 shares of common stock at an average exercise price of $3.16 and $2.98 per share were outstanding at December 31, 2001 and June 30, 2002, but were not included in the computation of diluted net loss per share as their effect would be anti-dilutive.

Recently Issued Accounting Standards

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123 ("Statement 148"). This amendment provides two additional methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, more prominent disclosures in both annual and interim financial statements are required for stock-based employee compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002. This Annual Report complies with the requirements of Statement 148. The adoption of Statement 148 did not have a material impact on the Company's consolidated financial statements.

Segment Information

The Company identifies its operating segments based on geographical location. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has aggregated its operating segments for reporting purposes as it operates in a single business segment providing software products and systems integration consulting services.

Adoption of Liquidation Basis of Accounting

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

Upon the adoption of the liquidation basis of accounting, the Company recorded charges of $584,000 for the net write-off of software and property and equipment and $1.8 million for the accrual of the estimated contractual costs for its leased office space. These changes reflect the immediate impact of the liquidation of assets and recognition of contractual lease obligations rather than the realization through the ordinary course of operations. Additionally, in order to adopt the liquidation basis of accounting, and in connection with the cessation of the Company's operating activities, the orderly wind down of operations, and the release of its employees, the Company recorded payroll and severance charges of approximately $1,655,000; professional fees of $412,000; insurance premiums of $355,000 and miscellaneous income/expense items of $81,000.

During the period from July 1, 2002 to December 31, 2002, the Company recorded changes to the liquidation value of assets and liabilities as estimated by management. The estimated liquidation value of fixed assets held for sale increased $64,000 based on actual and contractual sales. Estimated liabilities in liquidation decreased approximately $494,000 which was comprised of a decrease in lease commitments of $335,000 as a result of lease buyouts, a decrease in insurance costs of $190,000, a decrease in royalties payable of $64,000, a decrease in miscellaneous costs of $155,000, offset by an increase in professional fees of $180,000, and an increase in salaries and directors fees of $70,000.

3. Cost Reduction Measures

In 2001 and continuing through the period from January 1, 2002 to June 30, 2002, the Company implemented cost reduction measures to more closely align its cost structure with near-term future revenue opportunities. These cost reduction measures included workforce reductions (280 primarily technical, sales and administrative personnel), the impairment of equipment, the establishment of reserves for excess leased office space. Pursuant to the recent lease restructuring with Concero's Austin, Texas landlord, the Company recorded a reduction of the accrual for excess leased office space of $1.4 million during the period from January 1, 2002 to June 30, 2002.

The estimated costs of abandoning leased facilities, including estimated costs to sublease, brokerage commissions and resulting sublease income, were based on market information and trend analysis as estimated by the Company. Actual results could differ from these estimates, and such differences could be material to the financial statements. In particular, actual sublease income attributable to the consolidation of excess facilities might deviate from the assumptions used to calculate the Company's accrual for facility lease commitments. With the exception of the impairment of excess equipment, all payments and charges made involved the disbursement of cash. Components of cost reduction measures are as follows (in thousands):

                                                                 Impairment of       Lease
                                                  Severance        Equipment      Commitments          Total
                                                  -----------------------------------------------------------
      Accrual balance at December 31, 2000        $     --         $     --         $     --         $     --
          Charge to other expense                    2,706            4,131            5,402           12,239
          Payments and other charges made           (2,706)          (4,131)          (1,377)          (8,214)
                                                  -----------------------------------------------------------
      Accrual balance at December 31, 2001              --                             4,025            4,025
          Charge to other expense                      177              280           (1,129)            (672)
          Payments and other charges made             (168)            (280)          (1,522)          (1,970)
                                                  -----------------------------------------------------------
      Accrual balance at June 30, 2002            $      9         $     --         $  1,374         $  1,383
                                                  ===========================================================

Subsequent to June 30, 2002, in connection with the adoption of liquidation basis of accounting, the Company has recorded the contractual value of liabilities related to the costs reduction measures in the accrued expenses and other liabilities line item on the accompanying statement of net assets in liquidation as of December 31, 2002.

4. Property and Equipment

Property and equipment at December 31, 2001 consist of the following (in thousands):

      Furniture and fixtures                                $  309
      Computer equipment                                     2,219
      Computer software                                        709
      Leasehold improvements                                     9
                                                            ------
                                                             3,276
      Less accumulated depreciation and amortization         1,692
                                                            ------
                                                            $1,554
                                                            ======

As of December 31, 2002 in connection with the adoption of liquidation basis of accounting, the Company has recorded property and equipment at it fair value.

5. Short-term Investments

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation at each balance sheet date. The short-term investments have been classified as available-for-sale and are carried at fair value (quoted market prices), with unrealized holding gains and losses reported as a separate component of stockholders' equity. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in net interest income. Information related to the Company's short-term investments which consisted of corporate issues were as follows at December 31, 2001 (in thousands):

      Amortized cost                                        $8,964
      Unrealized gains                                          --
      Unrealized losses                                         --
                                                            ------
      Market value                                          $8,964
                                                            ======

Gross gains and losses on the sale of investments, which are determined on the specific identification method, were not significant in 2000 and 2001. Short-term investments are generally comprised of variable rate securities that provide for optional or early redemption within twelve months and the contractual maturities are generally less than twelve months. As of December 31, 2001, the Company's debt securities all had contractual maturities of less than one year.

As of December 31, 2002, short-term investments are recorded at fair value in the accompanying statement of net assets in liquidation.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2001 consist of the following (in thousands):

      Refundable deposits                                   $  161
      Prepaid rent expense                                     201
      Other prepaid expenses                                   112
      Travel and payroll advances                              120
                                                            ------
                                                            $  594
                                                            ======

As of December 31, 2002, prepaid expenses and other current assets are recorded at fair value in the accompanying statement of net assets in liquidation.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at December 31, 2001 consist of the following (in thousands):

      Accrued vacation                                      $  101
      Accrued bonuses                                           56
      Payroll and other taxes payable                           19
      Employee stock purchase plan                               2
      Lease commitment accrual                               4,025
      Other accrued expenses and current liabilities         1,242
                                                            ------
                                                            $5,445
                                                            ======

See Note 15 for accrued expenses and other liabilities in liquidation as of December 31, 2002.

8. Significant Customers

For the period from January 1, 2002 to June 30, 2002, two customers accounted for 31% and 27% of the Company's revenue. In 2001, three customers accounted for 14%, 12% and 10% of the Company's revenue and, in total, accounted for 3% of the Company's accounts receivable at December 31, 2001. One customer accounted for 10% of revenue and, in total, accounted for 2% of accounts receivable at December 31, 2000.

9. Employee Retirement Plan

The Company maintains a defined contribution plan (the "Plan") pursuant to
Section 401(k) of the Internal Revenue Code for employees who are at least 21 years of age. Eligible employees can elect to reduce their current compensation up to the statutory prescribed limit and have the amount of such reduction contributed to the Plan. The Plan also allows for the Company to make discretionary contributions on behalf of eligible employees. The Company contributed approximately $664,000, $251,000 and $21,000 to the Plan in 2000, 2001 and for the period from January 1, 2002 to June 30, 2002, respectively.

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

Certain of these options are subject to acceleration clauses. At December 31, 2001 and 2002, 5,028,000 shares of the Company's common stock were authorized for issuance under the 1996 Plan. In May 2000, the Company's stockholders approved an amendment to the 1996 Plan to affect the following:

      o increase the number of shares of common stock reserved for issuance under the 1996 Plan by an additional 1,000,000 shares;

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

The Non-Officer Plan provides for incentive and nonqualified stock options to employees who are not officers or directors of the Company, and to consultants and other independent advisors who provide services to the Company. The exercise price for incentive stock options may not be less than fair market value on the date of grant, or such greater amount necessary to qualify as an incentive stock option. The options outstanding under the Non-Officer Plan vest at such time or times as determined by the Plan Administrator, however, no option shall have a term in excess of ten (10) years after the date of grant. At December 31, 2002, 250,000 shares of the Company's common stock were authorized for issuance under the Non-Officer Plan. During the first quarter of 2001, Concero established a program whereby each employee with outstanding stock options was given the opportunity to cancel some, or all of their option grants in exchange for an obligation by the Company to grant a new stock option in approximately six months and two days from the date of their election to cancel such options. The new grant was for the same number of shares cancelled with an exercise price equal to the market closing price on the date of the new grant. New grants vest in three annual installments of 25% per year with the remaining 25% vesting at three and a half years. The program ended on April 30, 2001, and 232,600 shares were cancelled pursuant to the program.

The following table summarizes stock option activity under the 1996 Plan and the Non-Officer Plan:

                                                         Range of Exercise Prices
                                  ------------------------------------------------------------------------
                                        $0.04 - $2.65            $2.75 - $9.00          $9.62 - $46.00               Total
                                                 Weighted                  Weighted               Weighted                  Weighted
                                     Number      Average      Number       Average    Number       Average      Number       Average
                                       of        Exercise       of         Exercise     of        Exercise        of        Exercise
                                     Shares       Price       Shares         Price    Shares        Price       Shares        Price
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 2000         327,681      $ 1.97     1,702,974      $ 3.96   1,210,136      $15.95     3,240,791    $   8.14
Granted during the year            1,819,516        1.08        45,000        3.14          --          --     1,864,516        1.13
Exercised during the year            (19,352)       0.22            --          --          --          --       (19,352)       0.22
Cancelled during the year           (534,341)       1.69      (606,588)       4.40    (880,838)      17.10    (2,021,767)       9.05
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 2001       1,593,504        1.07     1,141,386        3.68     329,298       12.98     3,064,188        3.16
Granted during the year            1,088,940        0.59            --          --          --          --     1,088,940        0.59
Exercised during the year             (4,800)       0.04            --          --          --          --        (4,800)       0.04
Cancelled during the year         (2,302,485)       0.77      (999,324)       3.58    (272,334)      12.94    (3,574,143)       2.45
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 2002         500,159      $ 1.34       142,062      $ 4.37      60,964      $13.18       703,185    $   2.98
                                  ==================================================================================================
Exercisable at
      December 31, 2000              167,588      $ 1.87       634,825      $ 3.89      70,386      $14.32       873,249    $   4.35
                                  ==================================================================================================
Exercisable at
      December 31, 2001              188,705      $ 2.07       784,610      $ 3.71     130,871      $13.73      1,04,186    $   4.62
                                  ==================================================================================================
Exercisable at
      December 31, 2002              197,102      $ 2.01       139,277      $ 4.38      48,464      $14.09       384,843        4.39
                                  ==================================================================================================
Weighted average fair value
      of options granted
      during 2002                                 $ 0.59                    $   --                  $   --                  $   0.59
                                  ==================================================================================================
Weighted average fair
      remaining contractual
      life in years, at
      December 31, 2002                              7.9                       4.4                     7.0                       7.0
                                  ==================================================================================================

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

                                                  2000 Option       2001 Option       2002 Option
     Assumption                                      Grants           Grants             Grants
     --------------------------------------------------------------------------------------------
     Risk-free interest rate                           6.00%             6.00%             4.00%
     Dividend yield                                    0.00%             0.00%             0.00%
     Volatility factor of the market price             1.35              1.35              1.40
     Average life                                   6 years           6 years           3 years

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period, and is not likely to be representative of the effects on reported net income (loss) for future years.

Warrants

Prior to October 1, 1996, the Company conducted business and operations as a software division of Pencom Systems Inc. ("Pencom"). In connection with the spin-off, the Company issued 5,538,463 shares of common stock and warrants to purchase an aggregate of 507,669 shares of common stock at an exercise price of $0.04 per share. At December 31, 2002, there were 158,771 warrants outstanding. The weighted average fair value of the warrants at the grant date was $0.03. The warrants may be exercised in whole or in part, at any time prior to October 1, 2006.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan allows eligible employees to purchase shares of common stock, at semi-annual intervals, through periodic payroll deductions. Purchase periods begin on the first business day in November and May of each year and end on the last business day of April and October, respectively. Shares of common stock are purchased for each participant at the end of each purchase period. At December 31, 2002, 900,000 shares of the Company's common stock were authorized for issuance under the Purchase Plan. The Company issued 95,798, 38,120 and 8,000 shares of common stock to employees through the Purchase Plan in 2000, 2001 and 2002, respectively. The Purchase Plan will terminate on the last business day of April 2007. At December 31, 2002, the Company has reserved 4,515,069 shares of common stock for issuance under the Company's stock purchase and stock option plans.

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

Services provided to, and contracted services used by, Concero were as follows (in thousands):

                                                        Year ended December 31,    January 1, 2002
                                                       2000                 2001   To June 30, 2002
                                                       ---------------------------------------------
      Services provided to a related party:
          Consulting services                          $ --                  $57                $--
                                                       --------------------------------------------
      Total related party revenues                     $ --                  $57                $--
                                                       ============================================

      Services performed by a related party:
          Recruiting services                          $ 73                  $ 5                $--
                                                       --------------------------------------------
      Total related party expenses                     $ 73                  $ 5                $--
                                                       ============================================

Effective September 1, 2002, the Chief Financial Officer of Pencom is the Chief Executive Officer of the Company.

Timothy D. Webb, the Company's immediate past Chief Executive Officer, and Wayne
E. Mock, the Company's former Vice President and Chief Technology Officer, assisted the Company in negotiating the sale of its Marquee software suite and related assets from September 2002 until January 2003 for which Mr. Webb received in 2003 a commission of approximately $97,500 and Mr. Mock received in 2003 a commission of approximately $42,000.

12. Taxes

A tax benefit $605,000 was recorded and collected during the year ended December 31, 2002, resulting from a change in federal income tax law which temporarily lengthened the net operating loss carry back period to five years.

The significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                          For year ended      For period from
                                           December 31,      January 1, 2002 to
                                               2001            June 30, 2002
                                          -----------------------------------
      Current:
          Federal                            $    --              $  (605)
          State                                   --                   --
                                             ----------------------------
      Total current                               --                 (605)

      Deferred:
          Federal                              2,096                   --
          State                                  185                   --
                                             ----------------------------
      Total deferred                           2,281                   --
                                             ----------------------------
                                             $ 2,281              $  (605)
                                             ============================

The Company's effective tax rate from continuing operations differs from the U.S. statutory income tax rate as set forth below:

                                         For year ended    For year ended    For period from
                                           December 31,     December 31,   January 1, 2002 to
                                              2000             2001          June 30, 2002
                                         ----------------------------------------------------
U.S. statutory income tax rate               (34.0%)          (34.0%)           (34.0%)
State taxes, net of federal income tax
    benefit                                   (2.0%)           (2.0%)            (2.0%)
Permanent differences                         (0.3%)            0.3%              0.1%
Change in valuation allowance                 20.8%            49.8%             28.8%
Other                                         (0.1%)           (2.3%)            (0.4%)
                                            ------           ------            ------
Effective tax rate                           (15.6%)          (11.8%)            (7.5%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred taxes as of December 31 are as follows (in thousands):

                                                     2001          2002
                                                  -----------------------
      Deferred tax assets:
          Allowances and reserves                  $    220      $     --
          Accrued expenses                              157           388
          Tax carry-forwards                          8,414        11,598
          Stock option compensation expense             171           171
          Fixed assets                                   66            --
          Lease commitment accrual                    1,959           424
                                                   --------      --------
      Total deferred tax assets                      10,987        12,581
          Valuation allowance                       (10,603)      (12,438)
                                                   --------      --------
      Net deferred tax assets                           384           143

      Deferred tax liabilities:
          Fixed assets                                   --          (143)
          Prepaid expenses and other                   (384)           --
                                                   --------      --------
      Total deferred tax liabilities                   (384)         (143)
                                                   --------      --------

      Net deferred tax assets (liabilities)        $     --      $     --
                                                   ========      ========

The Company has established a valuation allowance equal to the net deferred tax assets due to uncertainties regarding the realization of the deferred tax assets. The valuation allowance increased by approximately $1.8 million during 2002. The exercise of certain stock options which have been granted under the Company's stock option plan give rise to compensation which is includable in the taxable income of the applicable option holder and deductible by the Company for federal and state income tax purposes. Approximately $2.3 million of any realized tax benefit arising from exercised options in excess of the benefit was credited to additional paid-in capital during 2000; the Company established a valuation allowance for this item during 2001 due to uncertainties regarding its realization.

As of December 31, 2002, the Company had federal net operating loss carry-forwards of approximately $32.2 million. The net operating loss will expire beginning in 2020, if not utilized. Utilization of the net operating loss may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss before utilization.

13. Other Assets

Other assets at December 31, 2002 consist primarily of a $188,000 certificate of deposit pledged to secure a letter of credit issued by a bank for the benefit of the Company's Austin facilities landlord, see Note 16.

14. Sale of Assets

Assets held for sale at December 31, 2002 of $348,000 consist primarily of the Company's Marquee software suite ($333,000), which was sold in January 2003. In connection with the sale, the buyer released the Company from a royalty fee owed to the buyer. Such liability is included in accrued expenses and other liabilities as of December 31, 2002 in the accompanying statement of net assets in liquidation.

15. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2002 include provisions for known liabilities, including the lease obligations discussed more fully in
Note 16, provisions for certain asserted claims, and the estimated costs of the liquidation of the Company including costs of the cessation of operations and orderly wind down of the Company's affairs.

These estimated costs include salaries and related expenses of officers and employees, legal and accounting fees, other professional fees, insurance and office expenses expected to be incurred during the period of liquidation and include the following (in thousands):

      Lease costs                                                   $1,176
      Professional fees                                                514
      Salaries and director fees                                       455
      Insurance                                                        138
      Royalty fee and other                                            487
                                                                    ------
                                                                    $2,770
                                                                    ======

Management has adopted a plan of complete liquidation, dissolution and distribution based on the resolution by the Company's Board of Directors and subject to stockholder approval that will provide for the filing of a certificate of dissolution with the Delaware Secretary of State. Upon the filing of the certificate of dissolution, the Company intends to close its Stock transfer books and discontinue recording transfers of its shares of common stock except by will, intestate succession or operation of law. In order to curtail expenses, the Company intends to petition the Securities and Exchange Commission for relief from its periodic reporting requirements under the Securities Exchange Act of 1934 following the filing of the certificate of dissolution. The estimated closing costs used herein assume that the Company will be granted relief from such periodic reporting requirements, but they include costs associated with the filing of current reports on Form 8-K to disclose material events relating to our liquidation and dissolution.

16. Lease Obligations

The Company is obligated under lease commitments for approximately 11,072 square feet of office space in Austin, Texas expiring July 31, 2007. The Company has engaged a third party real estate broker to market the excess space. The Company estimates that the unpaid contractual obligations, including estimated operating expenses, pursuant to its Austin lease commitments are approximately $1.2 million, which is reflected in accrued expenses and other liabilities on the balance sheet at December 31, 2002. If the Company successfully markets this leased office space, the actual cash costs could differ materially from the estimated contractual obligation.

17. Shares Used in Computation of Net Assets in Liquidation

The following table sets forth calculation of shares used in the computation of net assets available in liquidation per share at December 31, 2002 (in thousands):

      Shares of common stock                                        10,238

      Effect of dilutive securities:
          Employee stock options                                        --
          Warrants                                                     139

                                                                    ------
      Shares used in computations                                   10,377
                                                                    ======

For the purpose of computing net assets available in liquidation per share at December 31, 2002, the effect of employee stock options and warrants were determined using the treasury share method for those exercisable options and warrants that would be dilutive to common stockholders.

18. Stockholder Distributions

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

Exhibit
Number      Description
------      -----------

2.1(6)      Plan of Complete Liquidation, Dissolution and Distribution

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

10.7(7) 1996 Stock Option/Stock Issuance Plan (as Amended and Restated on May 23, 2001).

10.8(4)     Employee Stock Purchase Plan (as Amended and Restated on May 17,
            2000).

10.9**      Concero Profit Sharing Plan. *

10.10**     Stock Purchase Agreement dated as of January 1, 1997 between Michael
            J. Maples and the Registrant.

10.11** Stock Subscription dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.

10.12** Asset Contribution Agreement dated October 1, 1996 between Pencom Systems Incorporated and the Registrant.

10.13** Assignment and Assumption Agreement dated October 1, 1996 between the Registrant and Pencom Systems Incorporated.

10.14** Warrant dated October 1, 1996 issued by the Registrant to Pencom Systems Incorporated.

10.15**     Warrant dated October 1, 1996 issued by the Registrant to Stephen
            Markman.

10.16** Warrant dated October 1, 1996 issued by the Registrant to Thomas Pallister.

10.17**     Warrant dated October 1, 1996 issued by the Registrant to Joy
            Venegas.

10.18(2) Employment Agreement dated August 28, 1998 between the Registrant and Timothy D. Webb. *

10.19(5) Addendum dated July 31, 2001 to Employment Agreement dated August 28, 1998 between the Registrant and Timothy D. Webb. *

10.20(3) Employment Agreement dated January 25, 1999 between the Registrant and John M. Velasquez. *

10.21(5)    John Velasquez promissory note dated January 1, 2002.

10.22(3) Office lease agreement (Bellevue, Washington) dated April 23, 1999 between the Registrant and G W Investments.

10.23(3) Office lease agreement (Framingham, Massachusetts) dated January 31, 2000 between the Registrant and BCIA New England Holdings LLC.

10.24(4) 2000 Non-Officer Stock Option/Stock Issuance Plan (as Amended and Restated on May 17, 2000).

10.25(3) Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.

10.26 Letter agreement dated January 10, 2003 among Concero Group, L.P., Concero Interactive TV Development, L.L.C. and Motorola, Inc. Broadband Communications Sector.

10.27 Second Amendment to Lease dated July 19, 2002 among the Registrant and Bridgepoint Property Trust.

10.28 Termination of Lease dated July 19, 2002 among the Registrant and Bridgepoint Property Trust.

10.29 Third Amendment to Lease dated December 30, 2002 among the Registrant and Bridgepoint Property Trust.

10.30 Sublease executed on or about April 23, 2003 among the Registrant and Myriad Development, Inc.

10.31 Consent to Sublease Agreement dated April 23, 2003 among the Registrant, Bridgepoint Property Trust and Myriad Development, Inc.

21.1        List of subsidiaries.

23.1        Consent of Independent Auditors.

24.1 Power of Attorney, pursuant to which amendments to this Form 10-K may be filed, is included on the signature page contained in Part IV of this Form 10-K.

31          Section 302 certification

32          Section 906 certification

----------

*     Indicates management contract or compensatory plan or arrangement.

** Incorporated herein by reference to Concero's Registration Statement on Form S-1 (Reg. No. 333-21565).

(1) Incorporated herein by reference to the exhibits to Concero's Form 10-Q for the three-month period ended June 30, 1998.

(2) Incorporated herein by reference to the exhibits to Concero's Form 10-Q for the three-month period ended September 30, 1998.

(3) Incorporated herein by reference to the exhibits to Concero's Form 10-K for the year ended December 31, 1999.

(4) Incorporated herein by reference to the exhibits to Concero's Registration Statement on Form S-8 (Reg. No. 333-42472).

(5) Incorporated herein by reference to the exhibits to Concero's Form 10-K for the year ended December 31, 2001.

(6) Incorporated herein by reference to Exhibit A to Concero's Proxy Statement on Schedule 14A as filed on December 9, 2002.

(7) Incorporated herein by reference to the exhibits to Concero's Registration Statement on Form S-8 (Reg. No. 333-65398).