Form 10-Q
period 2003-03-31
CONCERO INC
filed 2003-10-14
CIK 1030487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                                40 Fulton Street
                            New York, New York 10038
          (Address of principal executive offices, including zip code)

                                 (212) 513-7777
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is an "accelerated filer" (as defined in Exchange Act Rule 12b-2). Yes |_| No |X|

The number of shares of common stock outstanding of the registrant on October 14, 2003 was 10,237,890.

                                  Concero Inc.
                                      Index

                                                                                                 Page
                                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of
         December 31, 2002 and March 31, 2003................................................    3

     Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation
         Basis) for Three Months Ended March 31, 2003........................................    4

     Condensed Consolidated Statement of Operations (Going Concern Basis) for Three Months
         Ended March 31, 2002................................................................    5

     Condensed Consolidated Statement of Cash Flows (Going Concern Basis) for Three Months
         Ended March 31, 2002................................................................    6

     Notes to Consolidated Financial Statements..............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................    13

Item 4.  Controls and Procedures.............................................................    14

                                       PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................................    15

Item 6.  Exhibits and Reports on Form 8-K....................................................    15

Signatures...................................................................................    15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  CONCERO INC.
               Consolidated Statement of Net Assets in Liquidation
            (Liquidation Basis) (in thousands, except per share data)

                                                       December 31, 2002   March 31, 2003
                                                       ==================================
                                                                            (Unaudited)
Assets

      Cash                                                   $ 4,670          $ 6,491

      Short-term investments                                   1,991                0

      Assets held for sale                                       348                0

      Other Assets                                               193              187
                                                             ------------------------

Total Assets                                                 $ 7,202          $ 6,678

Liabilities

      Accounts Payable                                            24               57

      Accrued Expenses and Other Liabilities                   2,770            1,830
                                                             ------------------------

Net assets in liquidation                                    $ 4,408          $ 4,791
                                                             ========================

Shares used                                                   10,377           10,377

Net assets in liquidation per share of common stock          $  0.42          $  0.46
                                                             ========================

Supplemental  Cash  Information (for the period from January 1, 2003 to    Three Months Ended
March 31, 2003)                                                              March 31, 2003
                                                                           ==================
                                                                               (Unaudited)
Changes in cash and cash equivalents

      Cash receipts from liquidation of assets                                        $ 2,012

      Payment of accrued liabilities                                                     (191)

Net changes in cash and cash equivalents                                              $ 1,821
                                                                        =====================

See accompanying notes.

                                  CONCERO INC.
         Consolidated Statement of Changes in Net Assets in Liquidation
                       (Liquidation Basis) (in thousands)
                                   (Unaudited)

Net assets in liquidation as of December 31, 2002                         $4,408
                                                                          ------

Changes in estimated liquidation values

       Accrued expenses and other liabilities                                383
                                                                          ------

Net change in estimated liquidation value                                    383
                                                                          ------

Net assets in liquidation as of March 31, 2003                            $4,791
                                                                          ======

See accompanying notes.

                                  CONCERO INC.
                 Condensed Consolidated Statements of Operations
           (Going Concern Basis) (in thousands, except per share data)
                                   (Unaudited)

                                                              Three Months Ended
                                                                March 31, 2002
                                                              ==================

      Revenue                                                      $    781

      Operating expenses:

           Technical staff                                              634

           Research and development                                     754

           Selling and administrative staff                             595

           Other expenses                                             1,236
                                                                   --------

      Total operating expenses                                        3,219
                                                                   --------

      Loss from operations                                           (2,438)

      Interest income                                                    68

      Loss before income taxes                                       (2,370)

      Provisions for (benefit from) income taxes                        605
                                                                   --------

      Net loss                                                     $ (1,765)
                                                                   ========

      Basic loss per share                                         $  (0.17)
                                                                   ========

      Shares used in basic and diluted loss share calculation        10,225
                                                                   ========

See accompanying notes.

                                  CONCERO INC.
                 Condensed Consolidated Statements of Cash Flows
                      (Going Concern Basis) (in thousands)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                           March 31, 2002
                                                                                         ==================
      Operating activities

      Net loss                                                                              $(1,765)

             Adjustments to reconcile net loss to net cash used in operating activities:

             Depreciation and amortization                                                      195

             Excess property and equipment reserve                                              280

             Changes in operating assets and liabilities:

                   Accounts receivable                                                          852

                   Allowance for doubtful accounts                                             (292)

                   Unbilled revenue under customer contracts                                    557

                   Prepaid expenses and other current assets                                    192

                   Trade payables                                                               170

                   Accrued expenses and other current liabilities                              (538)

                   Income taxes                                                                (596)
                                                                                            -------

      Net cash used in operating activities                                                    (945)

      Investing activities

      Acquisition of property and equipment                                                     (76)
                                                                                            -------

      Net cash provided by (used in) investing activities                                       (76)
                                                                                            -------

      Net increase (decrease) in cash                                                        (1,021)

      Cash, beginning of period                                                               4,141

                                                                                            -------

      Cash, end of period                                                                   $ 3,120
                                                                                            =======

See accompanying notes.

Notes to Financial Statements

1. Cessation of Operations and Orderly Wind Down

      With the continued deterioration of economic conditions in the United States and the resultant negative impact on spending by cable operators and the availability of capital, the Company's Board of Directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. The Board of Directors concluded that the liquidation of the Company was in the best interests of stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. The Company adopted the liquidation basis of accounting for periods subsequent to June 30, 2002. On November 15, 2002, the Board of Directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to the Plan of Complete Liquidation, Dissolution and Distribution (the "Plan of Dissolution"). If the requisite approval of our stockholders is received, we intend to convert all of our remaining assets to cash and to implement the Plan of Dissolution, whereby we would satisfy or settle all of our remaining liabilities, establish appropriate reserves for any remaining contingencies, pay the premiums on additional insurance to cover certain contingencies and distribute our remaining cash, if any, to our stockholders. The Company has ceased its operating activities and has commenced the orderly wind down of its affairs; including the release of its employees, selling assets and settling obligations including leases for office space. The Company has retained one employee to conduct these activities. The Board of Directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders. However, as described in Note 9, no distributions have been declared and no assurances can be given that available cash and amounts received on the sale of assets will be adequate to make cash distributions to stockholders following the provision for obligations, liabilities, expenses and other claims.

2. Adoption of Liquidation Basis of Accounting

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

      The accompanying statement of net assets in liquidation as of March 31, 2003 and the statement of changes in net assets available in liquidation for the period from January 1, 2003 through March 31, 2003, contain, in the opinion of management, all adjustments that management considers necessary to present fairly the net assets available in liquidation at March 31, 2003.

3. Related Party Transactions

      Effective September 1, 2002, the Chief Financial Officer of Pencom Systems, Inc. ("Pencom") is the Chief Executive Officer of the Company. Two of Pencom's majority stockholders and its Chief Financial Officer are members of the Company's Board of Directors. Compensation earned by the Chief Executive Officer during the three months ended March 31, 2003 was $27,750. Compensation earned by non employee board members for the three months ended March 31, 2003 totaled $11,250. The Company previously has utilized non-exclusive recruiting services provided by Pencom.

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

4. Other Assets

      Other assets at March 31, 2003 consist primarily of a $187,000 certificate of deposit pledged to secure a letter of credit issued by a bank for the benefit of the Company's Austin facilities landlord, see Note 7.

5. Sale of Assets

      In January 2003 the Company sold it's Marquee software suite for $333,000. In connection with the sale, the buyer released the Company from a royalty fee owed to the buyer. Such liability was included in accrued expenses and other liabilities as of December 31, 2002.

6. Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities at March 31, 2003 include provisions for known liabilities, including the lease obligations discussed more fully in Note 7, provisions for certain asserted claims, and the estimated costs of the liquidation of the Company including costs of the cessation of operations and orderly wind down of the Company's affairs.

      These estimated costs include salaries and related expenses of officers and employees, legal and accounting fees, other professional fees, insurance and office expenses expected to be incurred during the period of liquidation and include the following (in thousands):

                                           December 31, 2002      March 31, 2003
                                           =====================================
      Lease costs                                $1,176              $  533
      Professional fees                             514                 639
      Salaries and director fees                    455                 284
      Insurance                                     138                 178
      Other                                         487                 196
                                                 --------------------------
                                                 $2,770              $1,830
                                                 ==========================

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

7. Lease Obligations

      The Company is obligated under lease commitments for approximately 11,072 square feet of office space in Austin, Texas expiring July 31, 2007, of which all but approximately 2,600 square feet have been subleased to unaffiliated parties. The Company remains contingently liable for lease obligations in the event of default by any sublessees. The Company estimates that the unpaid contractual obligations, including estimated operating expenses, pursuant to its Austin lease commitments are approximately $1.1 million, which is reflected net of estimated sublease income of approximately $567,000 in accrued expenses and other liabilities on the balance sheet at March 31, 2003. If the Company successfully markets the remainder of the leased office space, the actual cash costs could differ from the estimated contractual obligation.

8. Shares Used in Computation of Net Assets in Liquidation

      The following table sets forth calculation of shares used in the computation of net assets available in liquidation per share at December 31, 2002 and March 31, 2003 (in thousands):

      Shares of common stock                                        10,238
      Effect of dilutive securities
          Employee stock options                                        --
          Warrants                                                     139
                                                                    ------
      Shares used in computation                                    10,377
                                                                    ======

For the purpose of computing net assets available in liquidation per share at December 31, 2002 and March 31, 2003, the effect of employee stock options and warrants were determined using the treasury share method for those exercisable options and warrants that would be dilutive to common stockholders.

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

Cessation of Operations

      As previously disclosed, Concero has ceased operations and is in the process of an orderly wind down of its affairs. With continued deterioration of economic conditions in the United States and resultant negative impact on spending by cable operators and the availability of capital, our board of directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. Our board of directors concluded that the liquidation of Concero was in the best interests of its stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Concero's operations and the liquidation of the corporation, subject to required stockholder approval. On November 15, 2002, our board of directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to a Plan of Complete Liquidation, Dissolution and Distribution.

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

      In January 2003, we completed the sale of our Marquee software suite and related assets to Motorola, Inc. in consideration of the extinguishment of approximately $333,000 in liabilities owed by us to Motorola. Through March 31, 2003, we have sold substantially all of our non-cash assets. We have sold an immaterial amount of our assets to certain of our affiliates; however, the aggregate value of these assets is less than $2,000. The terms of each of these sales to affiliates have been substantially similar to the terms of our sales of similar assets to independent third parties. We do not intend to sell any of our other assets to any of our affiliates or related parties of our affiliates in connection with our liquidation.

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

Liquidity and Capital Resources

      As of March 31, 2003, we had cash, cash equivalents and short-term investments totaling $6.5 million, down from $6.7 million at December 31, 2002.

      As of March 31, 2003, we did not have any material commitments for capital expenditures.

      Contractual and estimated liabilities through liquidation have been accrued in the Statement of Net Assets at March 31, 2003.

      We are obligated for approximately 11,000 square feet of office space through non-cancelable operating lease arrangements. At March 31, 2003, our future minimum rental commitments, including an estimate of operating expense escalation, totaled approximately $1.1 million. As of March 31, 2003, all but approximately 2,600 square feet of our leased office space has been subleased to unaffiliated parties. Contractual lease obligations are included in the accompanying Statement of Net Assets as of March 31, 2003 net of projected sublease income of approximately $567,000. We remain contingently liable for lease obligations in the event of default by any sublessees. We may engage a real estate broker in the future to market the remainder of our leased office space for sublease. If we are successful in marketing this leased office space, the actual cash costs could differ from the estimated contractual obligation.

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

      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail such expenses, after filing our certificate of dissolution upon stockholder approval of the Plan of Complete Liquidation, Dissolution and Distribution, we intend to seek relief from the SEC from a substantial portion of the periodic reporting requirements under that Act. If such relief becomes available, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC may require.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Information concerning market risk is contained on page 18 of our 2002 Annual Report on Form 10-K and is incorporated by reference to such annual report.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The pending dissolution and liquidation of Concero, and the corresponding reduction in the number of our employees to one, has significantly affected our internal controls and procedures. These terminations included the terminations of our prior chief executive officer, our prior chief financial officer and all other individuals supporting our disclosure and internal controls efforts in the third and fourth quarters of 2002. These terminations were significant contributing factors to the late filing of our Form 10-K, as well as this Form 10-Q. Within 90 days prior to the filing of this Form 10-Q, our sole employee, who has served as our principal executive officer since August 2002 and our principal financial officer since January 2003, carried out an evaluation of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, and considering the reduced complexity of our disclosure and internal controls requirements following the cessation of our business and the commencement of our dissolution, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Concero (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) Changes in internal controls. There have been no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      In the fourth quarter of 2002, we solicited proxies for a special meeting of our stockholders originally scheduled for December 30, 2002 at which stockholders were to act upon the proposed Plan of Dissolution. The meeting was adjourned four times during January 2003 to permit our board of directors to consider a potential transaction alternative to the dissolution. To date, no stockholder action has been taken with respect to the Plan of Dissolution.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31    Additional Exhibit: Section 302 certifications
            32    Additional Exhibit: Section 906 certifications

      (b)   Reports on Form 8-K

            We filed the Current Reports on Form 8-K on January 7, 2003, January 14, 2003, January 22, 2003 and January 30, 2003 to report under Item 5 that the special meeting of the stockholders convened for the purpose of considering action on a Plan of Dissolution had been adjourned until a later date to permit our board of directors to consider a potential transaction alternative to the dissolution of Concero.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CONCERO INC.


                                         By: /s/ Kevin B. Kurtzman
                                             -----------------------------------
                                             Kevin B. Kurtzman
                                             Chief Executive Officer, President,
                                             Secretary and Director
                                             (Principal executive, financial and
                                             accounting officer)

Date: October 14, 2003

                                  CONCERO INC.
                                INDEX TO EXHIBITS

        Exhibit
         Number                 Description
         ------                 -----------

          31              Section 302 certifications
          32              Section 906 certifications