Form 10-Q
period 2003-06-30
CONCERO INC
filed 2003-10-14
CIK 1030487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

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

                                  Concero Inc.
                                      Index

                                                                                                 Page

                                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

     Condensed Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of
         December 31, 2002 and June 30, 2003.................................................    3

     Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation
         Basis) for Three Months and Six Months Ended June 30, 2003..........................    4

     Condensed Consolidated Statement of Operations (Going Concern) for Three Months and Six
         Months Ended June 30, 2002..........................................................    5

     Condensed Consolidated Statement of Cash Flows (Going Concern) for Six Months Ended
         June 30, 2002.......................................................................    6

     Notes to Consolidated Financial Statements..............................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations.........................................................................    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................    13

Item 4.  Controls and Procedures.............................................................    13

                                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................................    15

Signatures...................................................................................    15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  CONCERO INC.
               Consolidated Statement of Net Assets in Liquidation
            (Liquidation Basis) (in thousands, except per share data)

                                                       December 31, 2002   June 30, 2003
                                                       =================================
                                                                            (Unaudited)
Assets

      Cash                                                   $ 4,670          $ 6,251

      Short-term investments                                   1,991                0

      Assets held for sale                                       348                0

      Other assets                                               193              189
                                                             ------------------------

Total Assets                                                 $ 7,202          $ 6,440

Liabilities

      Accounts Payable                                            24              205

      Accrued Expenses and Other Liabilities                   2,770            1,444
                                                             ------------------------

Net assets in liquidation                                    $ 4,408          $ 4,791
                                                             ========================

Shares used                                                   10,377           10,377

Net assets in liquidation per share of common stock          $  0.42          $  0.46
                                                             ========================

Supplemental  Cash Information  (Three Months and Six Months    Three Months Ended June   Six Months Ended
Ended June 30, 2003) (Unaudited)                                       30, 2003             June 30, 2003
                                                                ===============================================
Changes in cash and cash equivalents

      Cash receipts from liquidation of assets and other              $    (2)                 $ 2,010

      Payment of accounts payable and accrued liabilities                (238)                    (429)
                                                                      --------------------------------

Net changes in cash and cash equivalents                              $  (240)                 $ 1,581
                                                                      ================================

See accompanying notes.

                                  CONCERO INC.
         Consolidated Statement of Changes in Net Assets in Liquidation
                       (Liquidation Basis) (in thousands)
                                   (Unaudited)

                                                Three Months Ended    Six Months Ended
                                                   June 30, 2003        June 30, 2003
                                                ======================================
Net assets as of beginning of period                   $4,791              $4,408
                                                       --------------------------

Changes in estimated liquidation values

       Accrued expenses and other liabilities               0                 383
                                                       --------------------------

Net change in estimated liquidation value                   0                 383
                                                       --------------------------

Net assets in liquidation as of end of period          $4,791              $4,791
                                                       ==========================

See accompanying notes.

                                  CONCERO INC.
                 Condensed Consolidated Statements of Operations
           (Going Concern Basis) (in thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended   Six Months Ended
                                                                    June 30, 2002      June 30, 2002
                                                                 =====================================
Revenue                                                              $    215           $    996

Operating expenses:

      Technical staff                                                      97                731

      Research and development                                           1171              1,925

      Selling and administrative staff                                    492              1,088

      Other expenses                                                     (879)               356
                                                                     ---------------------------

Total operating expenses                                                  881              4,100
                                                                     ---------------------------

Loss from operations                                                     (666)            (3,104)

Interest income                                                            50                118

Loss before income taxes                                                 (616)            (2,986)

Benefit from income taxes                                                  --               (605)
                                                                     ---------------------------

Net loss                                                             $   (616)          $ (2,381)
                                                                     ===========================

Basic and diluted loss per share                                     $  (0.06)          $  (0.23)
                                                                     ===========================

Shares used in basic and diluted loss per share calculation            10,229             10,227
                                                                     ===========================

See accompanying notes.

                                  CONCERO INC.
                 Condensed Consolidated Statements of Cash Flows
                      (Going Concern Basis) (in thousands)
                                   (Unaudited)

                                                                               Six Months Ended June
                                                                                     30, 2002
                                                                               =====================
Operating activities

Net loss                                                                             $(2,381)

Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                                        356

    Write-off of excess property and equipment reserve                                   280

    Bad debt expense, net of recoveries                                                 (502)

    Changes in operating assets and liabilities:

          Accounts receivable                                                          1,308

          Unbilled revenue under customer contracts                                      557

          Prepaid expenses and other current assets                                      144

          Trade payables                                                                  43

          Accrued expenses and other current liabilities                              (2,777)

          Income taxes                                                                  (593)
                                                                                     -------

Net cash used in operating activities                                                 (3,565)

Investing activities

Sale (purchase) of short term investments, net                                           (12)

Acquisition of property and equipment                                                   (166)
                                                                                     -------

Net cash provided by investing activities                                               (178)

Financing activities

Proceeds from issuance of common stock, net of issuance cost                               3
                                                                                     -------

Net cash provided by financing activities                                                  3
                                                                                     -------

Net increase (decrease) in cash                                                       (3,740)

Cash, beginning of period                                                              4,141

                                                                                     -------

Cash, end of period                                                                  $   401
                                                                                     =======

See accompanying notes.

Notes to Financial Statements

1. Cessation of Operations and Orderly Wind Down

      With the continued deterioration of economic conditions in the United States and the resultant negative impact on spending by cable operators and the availability of capital, the Company's Board of Directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. The Board of Directors concluded that the liquidation of the Company was in the best interests of stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. The Company adopted the liquidation basis of accounting for periods subsequent to June 30, 2002. On November 15, 2002, the Board of Directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to the Plan of Complete Liquidation, Dissolution and Distribution (the "Plan of Dissolution"). If the requisite approval of our stockholders is received, we intend to convert all of our remaining assets to cash and to implement the Plan of Dissolution, whereby we would satisfy or settle all of our remaining liabilities, establish appropriate reserves for any remaining contingencies, pay the premiums on additional insurance to cover certain contingencies and distribute our remaining cash, if any, to our stockholders. The Company has ceased its operating activities and has commenced the orderly wind down of its affairs; including the release of its employees, selling assets and settling obligations including leases for office space. The Company has retained one employee to conduct these activities. The Board of Directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders. However, as described in Note 8, no distributions have been declared and no assurances can be given that available cash and amounts received on the sale of assets will be adequate to make cash distributions to stockholders following the provision for obligations, liabilities, expenses and other claims.

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

      The accompanying statement of net assets in liquidation as of June 30, 2003 and the statement of changes in net assets available in liquidation for the period from April 1, 2003 through June 30, 2003, contain, in the opinion of management, all adjustments that management considers necessary to present fairly the net assets available in liquidation at June 30, 2003.

3. Related Party Transactions

      Effective September 1, 2002, the Chief Financial Officer of Pencom Systems, Inc. ("Pencom") is the Chief Executive Officer of the Company. Two of Pencom's majority stockholders and its Chief Financial Officer are members of the Company's Board of Directors. Compensation earned by the Chief Executive Officer during the three months and six months ended June 30, 2003 was $27,750 and $55,500, respectively. Compensation earned by non-employee board members for the three months and six months ended June 30, 2003 totaled $11,250 and $22,500, respectively. The Company previously has utilized non-exclusive recruiting services provided by Pencom.

4. Other Assets

      Other assets at June 30, 2003 consist primarily of a $189,000 certificate of deposit pledged to secure a letter of credit issued by a bank for the benefit of the Company's Austin facilities landlord, see Note 6.

5. Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities at June 30, 2003 include provisions for known liabilities, including the lease obligations discussed more fully in
Note 6, provisions for certain asserted claims, and the estimated costs of the liquidation of the Company including costs of the cessation of operations and orderly wind down of the Company's affairs.

      These estimated costs include salaries and related expenses of officers and employees, legal and accounting fees, other professional fees, insurance and office expenses expected to be incurred during the period of liquidation and include the following (in thousands):

                                              December 31, 2002    June 30, 2003
                                              ==================================
      Lease costs                                   $1,176            $  472
      Professional fees                                514               503
      Salaries and director fees                       455               234
      Insurance                                        138                40
      Other                                            487               195
                                                    ------------------------
                                                    $2,770            $1,444
                                                    ========================

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

6. Lease Obligations

      The Company is obligated under lease commitments for approximately 11,072 square feet of office space in Austin, Texas expiring July 31, 2007,of which all but approximately 2600 square feet have been subleased to unaffiliated parties. The Company remains contingently liable for lease obligations in the event of default by any sublessees. The Company estimates that the unpaid contractual obligations, including estimated operating expenses, pursuant to its Austin lease commitments are approximately $1,039,000, which is reflected net of estimated sublease income of approximately $567,000 in accrued expenses and other liabilities on the balance sheet at June 30, 2003. If the Company successfully markets the remainder of the leased office space, the actual cash costs could differ from the estimated contractual obligation.

7. Shares Used in Computation of Net Assets in Liquidation

      The following table sets forth calculation of shares used in the computation of net assets available in liquidation per share at December 31, 2002 and June 30, 2003 (in thousands):

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
                                                                    ======

For the purpose of computing net assets available in liquidation per share at December 31, 2002 and June 30, 2003, the effect of employee stock options and warrants were determined using the treasury share method for those exercisable options and warrants that would be dilutive to common stockholders.

8. Stockholder Distributions

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

Liquidity and Capital Resources

      As of June 30, 2003, we had cash, cash equivalents and short-term investments totaling approximately $6.3 million, down from $6.7 million at December 31, 2002.

      As of June 30, 2003, we did not have any material commitments for capital expenditures.

      Contractual and estimated liabilities through liquidation have been accrued in the Statement of Net Assets at June 30, 2003.

      We are obligated for approximately 11,000 square feet of office space through non-cancelable operating lease arrangements. At June 30, 2003, our future minimum rental commitments, including an estimate of operating expense escalation, totaled approximately $1,039,000. As of June 30, 2003, all but approximately 2,600 square feet of our leased office space has been subleased to unaffiliated parties. Contractual lease obligations are included in the accompanying Statement of Net Assets as of June 30, 2003 net of projected sublease income of approximately $567,000. We remain contingently liable for lease obligations in the event of default by any sublessees. We may engage a real estate broker in the future to market the remainder of our leased office space for sublease. If we are successful in marketing this leased office space, the actual cash costs could differ from the estimated contractual obligation.

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

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The pending dissolution and liquidation of Concero, and the corresponding reduction in the number of our employees to one, has significantly affected our internal controls and procedures. These terminations included the terminations of our prior chief executive officer, our prior chief financial officer and all other individuals supporting our disclosure and internal controls efforts in the third and fourth quarters of 2002. These terminations were significant contributing factors to the late filing of our Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the quarter ended March 31, 2003, as well as this Form 10-Q. As of the end of the period covered by this Form 10-Q, our sole employee, who has served as our principal executive officer since August 2002 and our principal financial officer since January 2003, carried out an evaluation of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, and considering the reduced complexity of our disclosure and internal controls requirements following the cessation of our business and the commencement of our dissolution, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Concero (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31    Additional Exhibit: Section 302 certifications
            32    Additional Exhibit: Section 906 certifications

      (b) Reports on Form 8-K. We did not file any reports on Form 8-K during the period covered by this Quarterly Report on Form 10-Q.

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