Form 10-Q
period 2003-09-30
CONCERO INC
filed 2003-11-18
CIK 1030487

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

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

The number of shares of common stock outstanding of the registrant on November 17, 2003 was 10,237,890.

                                  Concero Inc.
                                      Index

                                                                                                              Page
                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     Condensed Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of
         December 31, 2002 and September 30, 2003...............................................               3

     Condensed Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation
         Basis) for the Three Months Ended September 30, 2002 and for the Three and Nine
         Months Ended September 30, 2003........................................................               4

     Condensed Consolidated Statement of Operations (Going Concern) for the  Six Months
         Ended June 30, 2002....................................................................               5

     Condensed Consolidated Statement of Cash Flows (Going Concern) for the Six Months Ended
         June 30, 2002..........................................................................               6

     Notes to Consolidated Financial Statements.................................................               7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................               10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................               13
Item 4.  Controls and Procedures................................................................               13

                                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................               15

Signatures......................................................................................               15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                  CONCERO INC.
               Consolidated Statement of Net Assets in Liquidation
            (Liquidation Basis) (in thousands, except per share data)

                                                            December 31, 2002    September 30, 2003
                                                            ---------------------------------------
                                                                                    (Unaudited)
Assets

      Cash                                                       $ 4,670              $ 5,978

      Short-term investments                                       1,991                    0

      Assets held for sale                                           348                    0

      Other assets                                                   193                  189
                                                            ---------------------------------------

Total Assets                                                     $ 7,202              $ 6,167

Liabilities

      Accounts payable                                                24                   97

      Accrued expenses and other liabilities                       2,770                1,279
                                                            ---------------------------------------

Net assets in liquidation                                        $ 4,408              $ 4,791
                                                            =======================================

Shares used                                                       10,377               10,386

Net assets in liquidation per share of common stock              $  0.42              $  0.46
                                                            =======================================

Supplemental Cash Information  (Three Months and Nine       Three Months Ended    Nine Months Ended
Months Ended September 30, 2003) (Unaudited)                September 30, 2003   September 30, 2003
                                                            =======================================
Changes in cash and cash equivalents

      Cash receipts from liquidation of assets and other         $     0              $ 2,010

      Payment of accounts payable and accrued liabilities           (273)                (702)
                                                            ---------------------------------------

Net changes in cash and cash equivalents                         $  (273)             $ 1,308
                                                            =======================================

See accompanying notes.

                                  CONCERO INC.
         Consolidated Statement of Changes in Net Assets in Liquidation
                       (Liquidation Basis) (in thousands)
                                   (Unaudited)

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,             September 30,
                                                            2002             2003             2003
                                                       --------------------------------------------------
Net assets as of beginning of period                       $3,850           $4,791           $4,408
                                                       --------------------------------------------------

Changes in estimated liquidation values

       Accrued expenses and other liabilities                   0                0              383
                                                       --------------------------------------------------

Net change in estimated liquidation value                       0                0              383
                                                       --------------------------------------------------

Net assets in liquidation as of end of period              $3,850           $4,791           $4,791
                                                       ==================================================

See accompanying notes.

                                  CONCERO INC.
                 Condensed Consolidated Statements of Operations
           (Going Concern Basis) (in thousands, except per share data)
                                   (Unaudited)

                                                                Six Months Ended
                                                                  June 30, 2002
                                                                ----------------

Revenue                                                             $    996

Operating expenses:

      Technical staff                                                    731

      Research and development                                         1,925

      Selling and administrative staff                                 1,088

      Other expenses                                                     356
                                                                    --------

Total operating expenses                                               4,100
                                                                    --------

Loss from operations                                                  (3,104)

Interest income                                                          118

Loss before income taxes                                              (2,986)

Benefit from income taxes                                               (605)
                                                                    --------

Net loss                                                            $ (2,381)
                                                                    ========

Basic and diluted loss per share                                    $  (0.23)
                                                                    ========

Shares used in basic and diluted loss per share calculation           10,227
                                                                    ========

See accompanying notes.

                                  CONCERO INC.
                 Condensed Consolidated Statements of Cash Flows
                      (Going Concern Basis) (in thousands)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                      June 30, 2002
                                                                                     ----------------
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

Notes to Financial Statements

1. Cessation of Operations and Orderly Wind Down

      With the continued deterioration of economic conditions in the United States and the resultant negative impact on spending by cable operators and the availability of capital, the Company's Board of Directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. The Board of Directors concluded that the liquidation of the Company was in the best interests of stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Company's operations and the liquidation of the Company, subject to required stockholder approval. The Company adopted the liquidation basis of accounting for periods subsequent to June 30, 2002. On November 15, 2002, the Board of Directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to the Plan of Complete Liquidation, Dissolution and Distribution (the "Plan of Dissolution"). The Company has ceased its operating activities and has substantially completed the orderly wind down of its affairs, including the termination of all but one of our employees, the satisfaction of most obligations to third parties and the establishment of reserves for contingent liabilities. The Company has retained one employee to conduct these activities. If the requisite approval of our stockholders is received at the Company's 2003 Annual Meeting of Stockholders on December 2, 2003, we intend to thereafter begin distributing to our stockholders any cash that is available after satisfying all of our liabilities. The Board of Directors anticipates that there will be adequate net cash available to declare cash distributions to stockholders. However, as described in Note 8, no distributions have been declared and no assurances can be given that available cash and amounts received on the sale of assets will be adequate to make cash distributions to stockholders following the provision for obligations, liabilities, expenses and other claims.

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

      The accompanying statement of net assets in liquidation as of September 30, 2003 and the statement of changes in net assets in liquidation for the three and nine month periods ended September 30, 2003 and for the three month period ended September 30, 2002 contain, in the opinion of management, all adjustments that management considers necessary to present fairly the net assets available in liquidation at September 30, 2003.

3. Related Party Transactions

      Effective since September 1, 2002, the Chief Financial Officer of Pencom Systems, Inc. ("Pencom") has been the Chief Executive Officer of the Company. Two of Pencom's majority stockholders and its Chief Financial Officer are members of the Company's Board of Directors. Compensation earned by the Chief Executive Officer during the three months and nine months ended September 30, 2003 was $27,750 and $83,250, respectively. Compensation earned by non-employee board members for the three months and nine months ended September 30, 2003 totaled $11,250 and $33,750, respectively. The Company previously has utilized non-exclusive recruiting services provided by Pencom.

4. Other Assets

      Other assets at September 30, 2003 and December 31, 2002 consist primarily of a $189,000 certificate of deposit pledged to secure a letter of credit issued by a bank for the benefit of the Company's Austin facilities landlord, see Note 6.

5. Accrued Expenses and Other Liabilities

      Accrued expenses and other liabilities at September 30, 2003 and December 31, 2002 include provisions for known liabilities, including the lease obligations discussed more fully in Note 6, provisions for certain asserted claims, and the estimated costs of the liquidation of the Company including costs of the cessation of operations and orderly wind down of the Company's affairs. During the nine months ended September 30, 2003, estimated accrued expenses and other liabilities in liquidation decreased approximately $383,000, which was comprised of a decrease in lease commitments, primarily as a result of an increase in estimated sublease income, net of real estate brokerage fees, of $537,000 and an increase in other liabilities of approximately $154,000, net.

      Estimated accrued expenses and other liabilities include salaries and related expenses of officers and employees, legal and accounting fees, other professional fees, insurance and office expenses expected to be incurred during the period of liquidation and include the following (in thousands):

                                       December 31, 2002     September 30, 2003
                                       ----------------------------------------
Lease costs                                 $1,176                $  412
Professional fees                              514                   505
Salaries and director fees                     455                   167
Insurance                                      138                    10
Other                                          487                   185
                                       ----------------------------------------
                                            $2,770                $1,279
                                       ========================================

      The Board of Directors has adopted a plan of complete liquidation, dissolution and distribution, which is subject to stockholder approval. After stockholder approval of the plan and the filing of a certificate of dissolution with the Delaware Secretary of State, the Company intends to close its stock transfer books and discontinue recording transfers of its shares of common stock except by will, intestate succession or operation of law. In order to curtail expenses, the Company intends to petition the Securities and Exchange Commission for relief from its periodic reporting requirements under the Securities Exchange Act of 1934 following the filing of the certificate of dissolution. The estimated closing costs used herein assume that the Company will be granted relief from such periodic reporting requirements or that such requirements will otherwise no longer be required, but they include costs associated with the filing of current reports on Form 8-K to disclose material events relating to our liquidation and dissolution.

6. Lease Obligations

      The Company is obligated under lease commitments for approximately 11,072 square feet of office space in Austin, Texas expiring July 31, 2007, of which all but approximately 2,600 square feet have been subleased to unaffiliated parties. The Company remains contingently liable for lease obligations in the event of default by any sublessees. The Company estimates that the unpaid contractual obligations, including estimated operating expenses, pursuant to its Austin lease commitments are approximately $979,000, which is reflected net of estimated sublease income of approximately $567,000 in accrued expenses and other liabilities on the Consolidated Statement of Net Assets in Liquidation at September 30, 2003. If the Company successfully markets the remainder of the leased office space, the actual cash costs could differ from the estimated contractual obligation.

7. Shares Used in Computation of Net Assets in Liquidation

      The following table sets forth calculation of shares used in the computation of net assets available in liquidation per share at December 31, 2002 and September 30, 2003 (in thousands):

                                               December 31, 2002     September 30, 2003
                                               ----------------------------------------
Shares of common stock                              10,238                10,238
Effect of dilutive securities
    Employee stock options                              --                     4
    Warrants                                           139                   144
                                               ----------------------------------------
Shares used in computation                          10,377                10,386
                                               ========================================

For the purpose of computing net assets available in liquidation per share at December 31, 2002 and September 30, 2003, the effect of employee stock options and warrants were determined using the treasury share method for those exercisable options and warrants that would be dilutive to common stockholders.

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

Cessation of Operations

      As previously disclosed, Concero has ceased operations and is in the process of an orderly wind down of its affairs. With continued deterioration of economic conditions in the United States and resultant negative impact on spending by cable operators and the availability of capital, our board of directors extensively explored and evaluated various strategic alternatives that would protect the interests of stockholders and enhance stockholder value. Our board of directors concluded that the liquidation of Concero was in the best interests of its stockholders, and accordingly, on August 8, 2002 approved a resolution directing the cessation of the Concero's operations and the liquidation of the corporation, subject to required stockholder approval. On November 15, 2002, our board of directors adopted resolutions which authorized, subject to stockholder approval, the orderly liquidation of our assets pursuant to a Plan of Complete Liquidation, Dissolution and Distribution (the "Plan of Dissolution"). At Concero's 2003 Annual Meeting of Stockholders on December 2, 2003, stockholders will be asked to approve the Plan of Dissolution.

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

Orderly Wind Down

      We have substantially completed the orderly wind down of our affairs, including the release of our employees, the selling of assets and the settling of our obligations. Since December 31, 2002, we have had only one employee, who has been retained to conduct these activities.

      In January 2003, we completed the sale of our Marquee software suite and related assets to Motorola, Inc. in consideration of the extinguishment of approximately $333,000 in liabilities owed by us to Motorola. Through September 30, 2003, we have sold substantially all of our non-cash assets. We have sold an immaterial amount of our assets to certain of our affiliates; however, the aggregate value of these assets is less than $2,000. The terms of each of these sales to affiliates have been substantially similar to the terms of our sales of similar assets to independent third parties. We do not intend to sell any of our other assets to any of our affiliates or related parties of our affiliates in connection with our liquidation.

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

Liquidity and Capital Resources

      As of September 30, 2003, we had cash, cash equivalents and short-term investments totaling approximately $6.0 million, down from $6.7 million at December 31, 2002.

      As of September 30, 2003, we did not have any material commitments for capital expenditures.

      Contractual and estimated liabilities through liquidation have been accrued in the Statement of Net Assets in Liquidation at September 30, 2003.

      We are obligated for approximately 11,000 square feet of office space through non-cancelable operating lease arrangements. At September 30, 2003, our future minimum rental commitments, including an estimate of operating expense escalation, totaled approximately $979,000. As of September 30, 2003, all but approximately 2,600 square feet of our leased office space has been subleased to unaffiliated parties. Contractual lease obligations are included in the accompanying Statement of Net Assets in Liquidation as of September 30, 2003 net of projected sublease income of approximately $567,000. We remain contingently liable for lease obligations in the event of default by any sublessees. We may engage a real estate broker in the future to market the remainder of our leased office space for sublease. If we are successful in marketing this leased office space, the actual cash costs could differ from the estimated contractual obligation.

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

      If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each stockholder could be held liable for the payment to creditors of such stockholder's pro-rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from us or the liquidating trust.

      If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction against the making of distributions under the Plan of Dissolution on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders and/or holders of beneficial interests of any liquidating trust under the Plan of Dissolution.

We may not be able to complete the liquidation of Concero in a manner that provides maximum value to stockholders, and we may not adequately provide for our debts and obligations.

      We have ceased operations and are liquidating and dissolving our company. We have had only one employee since December 31, 2002, who we retained to attend to the orderly disposition of our assets and liabilities. We may not be able to negotiate the orderly extinguishment of all of our remaining obligations to creditors and other third parties. These remaining obligations include building and facilities leases, business agreements with third parties, and agreements with vendors. In addition, Concero retains contingent liability for lease obligations in the event of default by any sublessees. Although we believe we made adequate provisions for the satisfaction of our debts and liabilities, there is a general risk that we have not adequately anticipated the amount of such debts and liabilities. We remain contingently liable for lease obligations in the event of default by any sublessees. The total amount of capital, if any, returned to stockholders after the dissolution and liquidation of the company will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our debts and other liabilities, minimize our contingent liability for office facility sublease agreements and, to a lesser degree, expedite the liquidation process.

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

      We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements is economically burdensome. In order to curtail such expenses, after filing our certificate of dissolution upon stockholder approval of the Plan of Dissolution, we intend to seek relief from the SEC from a substantial portion of the periodic reporting requirements under that Act. If such relief becomes available, we will continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC may require.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Information concerning market risk is contained on page 18 of our 2002 Annual Report on Form 10-K and is incorporated by reference to such annual report.

Item 4. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the periodic reports we file with the Securities and Exchange Commission, or SEC, is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The pending dissolution and liquidation of Concero, and the corresponding reduction in the number of our employees to one, has significantly affected our internal controls and procedures. These terminations included the terminations of our prior chief executive officer, our prior chief financial officer and all other individuals supporting our disclosure and internal controls efforts in the third and fourth quarters of 2002. These terminations were significant contributing factors to the late filing of our Form 10-K for the year ended December 31, 2002 and our Form 10-Q for the quarters ended March 31 and June 30, 2003, as well as this Form 10-Q. As of the end of the period covered by this Form 10-Q, our sole employee, who has served as our principal executive officer since August 2002 and our principal financial officer since January 2003, carried out an evaluation of the design and operation of these disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, and considering the reduced complexity of our disclosure and internal controls requirements following the cessation of our business and the commencement of our dissolution, our principal executive and financial officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to Concero (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

                                      CONCERO INC.


                                      By: /s/ Kevin B. Kurtzman
                                          ------------------------------------
                                          Kevin B. Kurtzman
                                          Chief Executive Officer, President,
                                          Secretary and Director
                                          (Principal executive, financial and
                                          accounting officer)

Date: November 17, 2003

                                  CONCERO INC.
                                INDEX TO EXHIBITS

    Exhibit
    Number                Description
    ------                -----------

      31         Section 302 certifications
      32         Section 906 certifications